Form 10-Q
period 1995-09-30
TEECO PROPERTIES LP
filed 1995-11-13
CIK 277377

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

   Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
           For the Quarter Ended September 30, 1995

                Commission file number 0-8779

                    TEECO PROPERTIES L.P.
    (Exact name of registrant as specified in its charter)

Delaware                                               13-2954060
(State or other Jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

520 Madison Avenue, New York, N.Y.                     10022
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:(212) 715-0300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes [X]    No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Units of Limited Partnership Interest - 6,479,516 units outstanding as of October 17, 1995.

INDEX

TEECO PROPERTIES L.P. and SUBSIDIARY COMPANIES


PART I.   Financial Information


Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheets - September 30, 1995 and
          December 31,1994.

          Consolidated statements of operations - Three and nine months ended September 30, 1995 and 1994.

          Consolidated statements of partners' equity - Year ended December 31, 1994 and nine months ended
          September 30, 1995.

          Consolidated statements of cash flows - Nine months ended September 30, 1995 and 1994.

          Notes to consolidated financial statements - September
30, 1995.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


PART II.  Other Information

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K


Signatures

Page 3
PART I - FINANCIAL INFORMATION
TEECO PROPERTIES, L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS
                                          September 30,  December 31,
                                              1995          1994
                                          (Unaudited)      (Note)
                                                (In Thousands)

ASSETS

Cash                                         $ 119          $ 107
Certificate of deposits -- interest bearing    700            905
Other receivables                                1              2
Sundry other assets                             53             75
                                            ------         ------
         TOTAL ASSETS                        $ 873         $1,089
                                            ======         ======
LIABILITIES AND PARTNERS' EQUITY

Accounts payable, accrued expenses and sundry
   liabilities -- representing total
   liabilities                              $  65          $   91
                                           ------          ------

Partners' equity -- See accompanying
 statement and Notes
 General partners -- 200 units                  -               -
 Limited partners -- 6,479,316 units          808             998
                                           ------          ------
        TOTAL PARTNERS' EQUITY                808             998
                                           ------          ------

Contingencies and other comments -- Note C

   TOTAL LIABILITIES AND PARTNERS' EQUITY    $873         $ 1,089
                                           ======         =======

Note:   The balance sheet at December 31, 1994 has been derived
from the audited financial statements at that date but does not include all of the information and footnotes required by
generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Page 4
PART I - FINANCIAL INFORMATION
TEECO PROPERTIES L.P.
(a Limited Partnership)
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                     September 30,            September 30,
                                    1995      1994           1995      1994
                                           (In Thousands, Except Per
                                             Partnership Unit Data)


Interest income, principally from
  certificates of deposit           $ 11      $ 12          $  36      $ 31

General and administrative expenses   81        95            226       264

  Net (loss)                        ($70)     ($83)         ($190)    ($233)
                                   =====     =====         ======    ======


Net (loss) attributable to:
   General Partners                 $ -0-     $ -0-          $ -0-     $ -0-
   Limited Partners                  (70)      (83)          (190)     (233)
                                   -----     -----         ------    ------
                                    ($70)     ($83)         ($190)    ($233)
                                   =====     =====         ======    ======

Net (loss) per limited
   partnership unit
   (Based on 6,479,516 Units)    ($.0108)  ($.0128)       ($.0293)  ($.0360)
                                 =======   =======        =======   =======


See notes to consolidated financial statements.

Page 5
PART I - FINANCIAL INFORMATION
TEECO PROPERTIES L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (Unaudited)

Year Ended December 31, 1994 (1) and Nine Months Ended September 30, 1995
(Unaudited)
(In Thousands, Excepted Units Outstanding)


                                   General        Limited         Total
                                   Partners'      Partners'       Partners'
                                   Equity         Equity          Equity
                                   --------       ---------       ---------

Balance at January 1, 1994            $ -          $ 1,280          $ 1,280

(Charges) arising from Net (loss)       -             (282)            (282)
                                   -------        --------          -------

Balance at December 31, 1994            -              998              998

(Charges) arising from Net (loss)       -             (190)            (190)
                                   -------        --------          -------

Balance at September 30, 1995         $ -             $808             $808
                                   =======        ========          =======

Units outstanding at December 31, 1994
   and September 30, 1995             200        6,479,316        6,479,516
                                   =======       =========        =========

(1) See Note appearing on Consolidated Balance Sheets (Page 3).

See notes to consolidated financial statements.

Page 6
PART 1 - FINANCIAL INFORMATION
TEECO PROPERTIES, L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                        1995      1994
                                                        (In Thousands)

OPERATING ACTIVITIES:
   Net (loss)
      Adjustments to reconcile net (loss) to net       ($190)    ($233)
        cash (used in) operating activities:
      Changes in operating assets:
        Decrease in other receivables and
            sundry other assets                           23        47
                                                       -----     -----
        NET CASH (USED IN) OPERATING ACTIVITIES         (167)     (186)
                                                       -----     -----
INVESTING ACTIVITIES:
        (Decrease) in accounts payable, accrued expenses
            and sundry liabilities                       (26)      (60)
                                                       -----     -----
        NET CASH (USED IN) INVESTING ACTIVITIES          (26)      (60)
                                                       -----     -----
        (DECREASE) IN CASH,
           INCLUDING CERTIFICATES OF DEPOSIT            (193)     (246)

Cash and certificates of deposit at
     beginning of period                               1,012     1,335
                                                       -----     -----
        CASH AND CERTIFICATES OF DEPOSIT
           AT END OF PERIOD                            $ 819   $ 1,089

See notes to consolidated financial statements.

Page 7
TEECO PROPERTIES L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 1995



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Teeco Properties L.P. ("Teeco" or the "Partnership") annual report on Form 10-K for the year ended December 31, 1994. (See Note C).


NOTE B - PARTNERS' EQUITY

Pursuant to the Limited Partnership Agreement, twenty-five percent (25%) of Partnership income, gains, losses, deductions and credits for each fiscal year shall be allocated among the persons who were owners of Partnership units at the end of each of the four fiscal quarters of such year in proportion to the number of units held by each of them at the end of the fiscal quarter in question. In addition, any gain or loss of more than $100,000 from a single transaction shall be allocated among the Unit holders at the end of the fiscal quarter in which such gain or loss is included in Teeco's taxable income or loss on the same method as stated above.

On May 14, 1993, Robert V. Tishman retired as a General Partner of the Partnership and transferred his 70,000 General Partner
Units (approximately $21,000) to Limited Partner Units.

Page 8
TEECO PROPERTIES L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 1995

NOTE C - CONTINGENCIES AND OTHER COMMENTS
(1) In connection with Tishman Liquidating Corporation's ("TLC") Plan of Complete Liquidation and Dissolution (the "Plan"), TLC retained assets to liquidate certain fixed and contingent liabilities, consisting of claims, litigation and disputed obligations, as to which uncertainties exist. During the period from October 1, 1992 to February 11, 1993, TLC exhausted substantially all of its assets and was liquidated; accordingly, Teeco will be required to pay the remaining balance of such fixed and contingent liabilities under an agreement with TLC in accordance with the Plan. The ultimate outcome of the foregoing cannot be determined at this time. Accordingly, no provision for any liability that may result has been made in the accompanying consolidated financial statements. See Item 1 (Legal Proceedings and Contingent Liabilities) included in Part II of this report for a description of certain of the contingent liabilities to which TLC and Teeco are subject.

At December 31, 1994, the independent auditor's report on Teeco's consolidated financial statements contains an explanatory paragraph setting forth the information mentioned above.

(2) On May 14, 1993, following the retirement of Robert V. Tishman as General Partner of Teeco, the remaining General Partners authorized the dissolution of the Partnership pursuant to Article 16 of the Limited Partnership Agreement. On June 30, 1993 all the remaining assets of Teeco were to be transferred to a Liquidating Trust and the Trustees of such Liquidating Trust, acting solely in their fiduciary capacity as Trustees, were to assume all liabilities of Teeco.

On June 30, 1993 after further consideration, the General Partners determined that it is in the best interest of the Partnership and the Unitholders to continue the dissolution and liquidation of the Partnership in partnership form. Therefore, the Partnership will continue to maintain its Unit transfer books and the Units will continue to be registered under the Securities Exchange Act of 1934.

Page 9
TEECO PROPERTIES L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



INTRODUCTION AND HISTORY

The Partnership commenced its business operations on October 1, 1978. The Partnership was formed pursuant to the Plan. TLC had been engaged for many years in the development, construction and ownership of office buildings. The Partnership's principal objective is to sell or otherwise dispose of the real properties and other assets it acquired pursuant to the Plan and distribute the proceeds to its holders of units.

Pursuant to the Plan, which was approved by TLC's shareholders at the Combined Annual and Special Meeting of Shareholders held on November 7, 1977, on September 30, 1978 TLC transferred all of its remaining assets to the Partnership in exchange for units representing substantially all of the outstanding interests in the Partnership. On September 30, 1978, TLC assigned to its shareholders a one-unit interest in the Partnership for each share of TLC Common Stock held of record as of the close of business on September 29, 1978, after giving effect to trading on that date. Trading in TLC's common stock ceased and TLC's stock transfer books were permanently closed at such date.

Effective February 11, 1993 the shareholders and the Board of Directors of TLC approved the liquidation of TLC.

On May 14, 1993, following the retirement of Robert V. Tishman as General Partner of the Partnership, the remaining General Partners then authorized the dissolution of the Partnership pursuant to Article 16 of the Limited Partnership Agreement. On June 30, 1993 all the remaining assets of the Partnership were to be transferred to a Liquidating Trust (the "Liquidating Trust"), and the Trustees of the Liquidating Trust, acting solely in their fiduciary capacity as Trustees, were to assume all liabilities of the Partnership. Upon such transfer to the Liquidating Trust, the Partnership was to close its Unit transfer books; and was to request the National Quotation Bureau, Inc. to cease carrying quotations of the Units.

Page 10
TEECO PROPERTIES L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION AND HISTORY (continued)
All Unitholders of the Partnership were deemed to be beneficial owners (the "Beneficiaries") of a pro rata share of the aggregate beneficial interest of the Liquidating Trust (the "Beneficial Interest"). The Beneficial Interests were to be non-transferrable except by will, intestate succession or operation of law.

On June 30, 1993, after further consideration, the General Partners determined that it is in the best interest of the Partnership and the Unitholders to continue the dissolution and liquidation of the Partnership in partnership form. Therefore, the Partnership will continue to maintain its Unit transfer books and the Units will continue to be registered under the Securities Exchange Act of 1934.

RESULTS OF OPERATIONS
Interest income:
The increases in interest income for the three and nine month periods ended September 30, 1995 as compared to the similar periods in 1994 are principally due to the general increase in interest rates net of lower cash balances available for investments.

General and administrative expenses:
The decreases in general and administrative expenses for the three and nine month periods ended September 30, 1995 as compared to the similar periods in 1994 is principally due to a decrease in payroll and related costs and legal and professional costs incurred in winding up the business affairs of the Partnership.

FINANCIAL CONDITION
It is the opinion of management that all of the Partnership assets which had market values in excess of the carrying values reflected in the financial statements have already been disposed of. Refer to Part II, Item 7 included in the Annual Report to the Partners for the year ended December 31, 1994. Future distributions by the Partnership are suspended until such time as it can be determined that the Partnership's net worth is sufficient to meet its exposure under various pending litigations, etc.

        See Note C to unaudited consolidated financial statements.

PART II

OTHER INFORMATION



Item 1.  Legal Proceedings and Contingent Liabilities

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Partnership or any of its subsidiaries is a party or of which any of their property is the subject, except the following.

The most material of the Partnership's liabilities are litigations and other contingent liabilities of TLC for which the Partnership is contingently liable. In connection with its liquidation, TLC established a reserve fund for certain fixed and contingent liabilities which during the period from October 1, 1992 to February 11, 1993 was substantially exhausted and TLC was then liquidated. In accordance with the agreement under the Plan, the Partnership will pay any remaining TLC liabilities. Such agreement states, however, that none of the Partners of the Partnership shall be personally liable for any of the liabilities or obligations incurred by the Partnership under such agreement (see discussion at the end of this Item for potential liabilities of the partners).

TLC Litigation

An informal claim has been asserted against TLC as a guarantor of the alleged obligations of a dissolved subsidiary of TLC to advance or contribute up to $11,125,000 to a joint venture formed to develop the building at 1166 Sixth Avenue and certain other properties. Counsel to TLC in the litigation believes that the maximum amount that TLC was required to contribute was $6,125,000 and that in any event, prior advances substantially in excess of $11,125,000 fully satisfied its obligation to make advances to the joint venture.

TLC has been named as one of many defendants in numerous law suits brought between November 1989 and September 1995 by persons who allege injuries from exposure to asbestos at various work sites, including some at which predecessors of TLC were involved in construction activities. Management of the Partnership believes, based in part upon the advice of counsel, including the experience of similar cases, that while the cost of resolving these cases could be material in relation to the assets of the Partnership, the resources of the Partnership, including insurance coverage, will be sufficient to cover the costs of resolving these cases and possible unasserted claims.

PART II

OTHER INFORMATION



Item 1.  Legal Proceedings and Contingent Liabilities


Provision for Liabilities

Under state law, the Partnership is required, prior to making any distribution to unitholders, to pay or adequately provide for the payment of its liabilities. The Partnership has also agreed with TLC that prior to distributing the proceeds of sale of any material assets of the Partnership the Partnership will, to the extent reasonably required at the time of such distribution, taking into account the amounts remaining in TLC's reserve fund and the remaining assets of the Partnership, set aside reserves for the payment of the liabilities of the Partnership including liabilities of TLC assumed by the Partnership.

The Partnership established a reserve fund for contingent liabilities to supplement the TLC reserve fund which was exhausted during the period from October 1, 1992 to February 11, 1993. Based on (i) opinions of counsel received by the Partnership and TLC, regarding certain of the litigations to which TLC and/or the Partnership is a party, (ii) reports from counsel regarding the status of other litigations, and (iii) the General Partners' evaluation of the potential for additional claims based on prior business operations of TLC, the General Partners believe that the amount in the fund taken together with the other remaining assets of the Partnership will be adequate provision for the liabilities of the Partnership. However, in view of the contingent nature of such liabilities, the General Partners cannot be certain of the sufficiency of the provision that has been made for these liabilities. The reserve fund of the Partnership may be used to indemnify former officers and directors of TLC and/or General Partners of the Partnership.

If the reserve fund of the Partnership and the remaining assets of the Partnership were inadequate to provide for the liabilities of TLC and the Partnership, the Unitholders of the Partnership could be obligated to pay these liabilities to the following extent: (i) depending on the resolution of certain unresolved legal questions, Unitholders could be liable for the

Page 13
PART II
OTHER INFORMATION
Item 1.  Legal Proceedings and Contingent Liabilities

Provision for Liabilities (continued)

return of distributions received from the Partnership and (ii) if as a result of participation in the management of the Partnership, a Limited Partner is treated as a general partner of the Partnership, such Limited Partners would be generally liable for Partnership obligations, which could be satisfied out of such Unitholder's personal assets, except to the extent that the liability for such obligation is limited by agreement to the assets of the Partnership. The sale agreement with the Purchaser and other material agreements of the Partnership contain such a limitation.

Possible Liability for Return of Distributions

Under the Delaware Limited Partnership Act, a limited partner may not receive a return of any part of his contribution unless, among other things, the remaining assets of the Partnership are sufficient to pay all the liabilities of the Partnership, excluding certain liabilites to partners. Messrs. Fried, Frank, Harris, Shriver & Jacobson have advised the Partnership that while there is no authority directly on point, it appears that these provisions also apply to distributions to holders of interests in a limited partnership who have not been admitted as limited partners. The Partners' contributions to the Partnership were made in the form of a transfer of assets by TLC to the Partnership in exchange for all the outstanding Units. The Partnership's Certificate of Limited Partnership (the "Certificate") states that the agreed value of the property contributed to the Partnership by TLC is equal to the excess of the amount at which such property was initially recorded on the books of the Partnership over the amount at which the liabilities of the Partnership were initially recorded on its books. Based on this provision in the Certificate, the Partners' contribution would equal approximately $2.21 per unit, which was the total Partners' Equity per Unit as reflected in the Consolidated Balance Sheet of the Partnership and Subsidiary Companies at October 1, 1978. The total Partners' Equity at September 30, 1995 is $.12 per Unit. Accordingly, counsel has advised the General Partners that if the Partners' contributions are determined on the basis provided in the Certificate, $2.09 of the distributions made to Unitholders on or before September 30, 1995 and a portion of the distributions subsequent to September 30, 1995 will be treated as return of the Partners' contribution to the Partnership. Such counsel have also advised the General Partners, however, that it is uncertain whether the assets of a partnership are valued at book value or fair market value for purpose of determining whether a distribution is a

PART II

OTHER INFORMATION


Item 1.  Legal Proceedings and Contingent Liabilities


Possible Liability for Return of Distributions (continued)

return of the Partners' contribution. If the amount of the Partners' contribution was determined on the basis of the fair market value of the Partnership's assets at the time such assets were transferred to the Partnership, it is likely that an additional portion of the distribution made following the closing of the sale of assets would be treated as a return of the Partners' contribution. The precise amount that would be treated as a return of the Partners' contribution would depend on fair market value of the Partnership's assets at the time of the transfer from TLC and the fair market value of the Partnership's remaining assets following the sale of assets and the distribution to Unitholders.

Possible Liability as General Partners

Limited Partners are generally not liable for the debts or losses of a limited partnership beyond the amount of their capital contributions. Under the Partnership Agreement, the General Partners are vested with exclusive authority to manage and conduct the business and affairs of the Partnership and Limited Partners are entitled to vote only in limited circumstances. The Partnership has received an opinion from its Delaware counsel that under Delaware Law the existence and exercise of rights granted to the Limited Partners in the Certificate, including the right to vote on the sale of assets and amendment to the Partnership Agreement, will not cause the Limited Partners to be treated as partners of the Partnership. Any General Partner acting alone may amend the Partnership Agreement and the Certificate to add additional matters material to the business of the Partnership which a General Partner may submit to a vote of the Partners in the event of disagreement among the General Partners, provided that such General Partners obtains an opinion of counsel that neither the existence nor the exercise of such voting rights will cause the Limited Partners to be liable as a general partner for the debts of the Partnership.

There is uncertainty as to whether Limited Partners exercising the powers granted to the Limited Partners by the Partnership Agreement, including the right to vote on the proposed sale of assets and amendment to the Partnership Agreement could, under certain circumstances, be treated as general partners under the laws of jurisdictions other than Delaware in which the Partnership conducts business. If Limited Partners were deemed to be general partners, they would be generally liable for Partnership obligations, which could be satisfied out of their personal assets. The Partnership has, however, followed

PART II

OTHER INFORMATION


Item 1.  Legal Proceedings and Contingent Liabilities


Possible liability as General Partners (continued)

a general policy of providing in all its material agreements, including the Partnership's conditional agreement and the Sale Agreement with the Purchaser, to pay the liabilities of TLC and that the Partners shall not be personally liable for the Partnership's obligation under such agreements. Accordingly, counsel has advised that a Limited Partner who is deemed to be a general partner would not be personally liable for such obligations of the Partnership. However, counsel had advised the General Partners that such a partner could, if assets of TLC were deemed to have been transferred to the Partnership without fair consideration, be liable to creditors of TLC up to the amount by which the value of the assets of the Partnership at the time of the initial transfer of assets of TLC to the Partnership exceeds the value of the assets of the Partnership at the time they become available to such creditors. Counsel has advised the Partnership that whether fair consideration has been given in a particular case is a question of fact. In their opinion it is unlikely, however, that the transfer of assets to the Partnership would be deemed to be without fair consideration since, in view of the Partnership's agreement to pay the liabilities of TLC, the transfer did not diminish the assets available to satisfy the claims of creditors of TLC and, at the time the assets were transferred, the Partnership did not have any liabilities other than those assumed from TLC. Therefore, counsel has advised that it is unlikely that a Limited Partner of the Partnership who is deemed to be a general partner would have any liability to creditors of TLC in excess of distributions received by such partner from TLC and the Partnership (plus interest).

Under the Delaware Limited Partnership Act, even if the General Partners were deemed to have sufficiently provided for the Partnership's liabilities by the establishment of a reserve fund, a Unitholder receiving a distribution could be liable for a period of one year thereafter for the return of the distribution to the extent necessary to discharge the Partnership's liabilities to creditors who extend credit or whose claims arose prior to such distribution, including any liabilities in respect of litigations and other contingent obligations of TLC, if the distribution were deemed to have been a return of all or part of his contribution and subsequent distributions diminished the reserve fund to an amount insufficient to pay all the Partnership's liabilities. Counsel has also advised the General Partners that while there is no authority directly on point, it appears that this provision would also apply to distributions to holders of interests in a partnership who have not been admitted as limited partners.

PART II

OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





             TEECO PROPERTIES L.P.
             (Registrant)



Dated  November 3, 1995
             By: /S/ JERRY I. SPEYER
             Jerry I. Speyer, General Partner



Dated  November 3, 1995
             By: /S/ GARY W. ROTH
             Gary W. Roth, Chief Financial Officer