Form 10-K
period 1995-12-31
TEECO PROPERTIES LP
filed 1996-03-25
CIK 277377

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549

                     FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
        For fiscal year ended December 31, 1995

             Commission file number 0-8779

                  TEECO PROPERTIES L.P.
  (Exact name of registrant as specified in its charter)

Delaware                                          13-2954060
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

520 Madison Avenue, New York, NY                       10022
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area (212) 715-0300

Securities registered pursuant to Section 12 (b) of Act:None

Securities registered pursuant to Section 12 (g) of the Act:

            Units of Limited Partnership Interest
                      (Title of Class)

     Indicate by check marks whether the registrant (1)
has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

            Yes [ X ]        No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section
229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting units held by non-affiliates of the registrant is not available to registrant due to insufficient activity. At February
27, 1996 there were 6,479,516 units outstanding. Market quotations on the units were deleted from the National
Association of Securities Dealers Automated Quotation
System in January 1990 due to an insufficient number of market makers.

          Documents Incorporated by Reference
                          None

Page 2
PART I


Item 1.   Business

     Teeco Properties L.P. (the "Partnership") commenced its business operation on October 1, 1978. The Partnership was formed pursuant to the Plan of Complete Liquidation and Dissolution (the
"Plan") of Tishman Liquidating Corporation
(formerly Tishman Realty & Construction Co., Inc.)
("TLC"). TLC had been engaged for many years in the development, construction and ownership of office buildings. The Partnership's principal objective is to sell or otherwise dispose of the real properties and other assets it acquired pursuant to the Plan and distribute the proceeds to its holders of units. As of December 31, 1995 the Partnership has disposed of all its non-liquid assets.

Pursuant to the Plan, which was approved by TLC's shareholders at the November 1977 Combined Annual and Special Meeting of Shareholders, on September
30, 1978, TLC transferred all of its remaining assets to the Partnership in exchange for units representing substantially all of the outstanding interests in the Partnership. On September 30,
1978, TLC assigned to its shareholders a one-unit interest in the Partnership for each share of TLC
Common Stock held of record as of the close of business on September 29, 1978, after giving effect to trading on that date. Trading in TLC's Common
Stock ceased and TLC's stock transfer books were permanently closed at such date.

In October, 1979 at a Special Meeting of the
Partners (the "Special Meeting") the Partners approved (i) the contract of sale (the "Sale
Agreement") entered into in June, 1979 for the purchase by Lazard Realty, Inc., (the "Purchaser"), acting on behalf of a group of investors, of all the partnership's interest in two office buildings, in New York City and three land assemblages in New
York City, Chicago and Stamford (collectively, the
"Sale Properties").  Robert V. Tishman and Jerry I.
Speyer, two of the General Partners of the Partnership, were appointed to direct the development of the three land assemblages for the Purchaser and have an equity interest in these properties, and (ii) an amendment to the Limited
Partnership Agreement to provide that the Partnership would not be dissolved upon the sale or other disposition of all or substantially all of the Partnership's assets. Pursuant to the approval of the Partners at the Special Meeting, the Partnership has taken the following actions:

1.   Completed the sale on December 12, 1979 to
Purchaser. In this transaction and a related transaction with the owner of the mortgage on the Partnership's interest in the 666 Fifth Avenue, New
York building, the Partnership received net

Page 3
PART I

proceeds from the sale of assets, before expenses, of approximately $80,379,000, consisting of approximately $76,700,000 in cash above existing mortgages and $3,679,000 net carrying value of interests in mortgages on the 666 Fifth Avenue building and a land assemblage on Madison Avenue in New York City. The Purchaser took title subject to existing mortgages other than the $2.5 million second mortgage on the 919 Third Avenue, New York property which was paid by Teeco at the closing.
The properties were transferred subject to certain other liabilities, including ground lease in effect at the time of closing.

2.   Distributed $6.50 per unit on December 27,
1979 and $5.00 per unit on January 7, 1980.

3. Amended the Limited Partnership Agreement to provide that the Partnership shall not be dissolved upon the sale or other disposition of all or substantially all of the Partnership's assets.

     During 1979, the Partnership sold its
interests in (i) two apartment complexes located in suburbs of Atlanta, Georgia for $800,000 cash above existing mortgages to limited partnerships with which Alan V. Tishman, a brother of Robert V.
Tishman and formerly Executive Vice President of
TLC, is affiliated, (ii) a 50,000 square foot plot of vacant land in downtown New York City to the mortgage lender for the property, for no consideration other than assumption of liability, and (iii) the leasehold interest in a parcel of land located in the vicinity of the Los Angeles
Airport in California, to The Equitable Life
Assurance Society of the United States
("Equitable") for $850,000 cash. This parcel had been subleased from Equitable in connection with the sale by TLC of various property interests to Equitable pursuant to the Plan of Liquidation in November 1977. At the time of sale of the sublease the amount of prepaid rent related thereto was approximately $600,000.

     In January, 1980 the Partnership entered into a settlement agreement with an unaffiliated third party with respect to certain mortgages receivable in the principal amount of $969,000 on a land assemblage on Third Avenue between 52nd and 53rd streets in New York City. Teeco received
$1,100,000, thus realizing an amount approximately
$629,000 greater than the net carrying value of such mortgages.

     In December, 1980 the Partnership sold a second mortgage held on Horizon House, Fort Lee, New Jersey to H & H Associates, an unaffiliated New
York partnership. The selling price was $10,200,000 consisting of $1,000,000 cash and a
$9,200,000 promissory note payable on the earlier

Page 4
PART I

of (i) the date of satisfaction of the mortgage, or
(ii) September 30, 1984. Teeco realized an amount approximately $7,698,000 greater than the net carrying value of the mortgage but approximately
$185,000 less than the original principal amount including accrued interest. The Partnership recognized the profit on this transaction as the sale price was collected using the installment method. The Partnership recognized a gain of $755,000 in 1980 and the balance in January 1981 when the property was sold and the mortgage satisfied.

     During 1980, the Partnership declared cash distributions aggregating $1.00 per unit, of which $.80 per unit was paid in 1980 and $.20 per unit paid on January 26, 1981.

     During 1981, the Partnership declared cash distributions aggregating $1.30 per unit, of which $1.20 per unit was paid in 1981 and $.10 per unit paid on January 25, 1982.

     During 1982, the Partnership sold for $224,000 cash, its interest in a parcel of land located in Los Angeles, California and realized a profit of approximately $152,000.

     From 1982 through 1987, the Partnership
declared cash distributions
aggregating $.40 per unit in each year, of which $.30 per unit was paid in each of the respective years and $.10 per unit in January of the following year.
     During 1988, the Partnership declared cash distributions aggregating $.20 per unit and $.30 per unit was paid which includes $.10 cash distribution declared and accrued in December, 1987. Further distributions have been suspended until such time as it can be determined that the Partnership's net worth is sufficient to meet its exposure under various pending litigations, etc.

     Effective January 1, 1986, all the employees
(5) of the Partnership have been transferred to the payroll of Tishman Speyer Properties, a Partnership in which Tishman Speyer Properties, Inc., is the only general partner of which Mr. Jerry I. Speyer is currently the sole stockholder. Tishman Speyer
Properties will allocate costs based on utilization of services of such employees who spend at least a portion of their time on the business affairs of the Partnership. The amount of time which such employees spend on the business of the Partnership will decrease as the Partnership disposes of its assets.

Item 2.   Properties

     The Partnership has no remaining non-liquid assets.

Page 5
PART I

Item 3.   Legal Proceedings and Contingent
Liabilities

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

TLC Litigation

     The Partnership has no material pending legal proceedings except the following:

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

     TLC has been named as one of many defendants in numerous law suits brought between November 1989 and February 1996 by persons who allege injuries from exposure to asbestos at various work sites, including some at which predecessors of TLC were involved in construction activities. Management of the Partnership believes, based in part upon the advice of counsel, including the experience of similar cases, that while the cost of resolving these cases could be material in relation to the assets of the Partnership, the resources of the Partnership, including insurance coverage, will be sufficient to cover the costs of resolving these cases and possible unasserted claims.

Page 6
PART I

Provision for Liabilities

     Under state law, the Partnership is required, prior to making any distribution to Unitholders, to pay or adequately provide for the payment of its liabilities. The Partnership had also agreed with TLC that prior to distributing the proceeds of sale of any material assets of the Partnership the Partnership will, to the extent reasonably required at the time of such distribution and taking into account the remaining assets of the Partnership, set aside reserves for the payment of the liabilities of the Partnership, including those liabilities of TLC assumed by the Partnership.

     The Partnership has established a reserve fund for contingent liabilities to supplement the TLC reserve fund which had been exhausted during the period from October 1, 1992 to February 11, 1993.
Based on (i) opinions of counsel received by the Partnership and TLC, regarding certain of the litigations to which TLC and/or the Partnership is a party, (ii) reports from counsel regarding the status of other litigations, and (iii) the General
Partners' evaluation of the potential for additional claims based on prior business operations of TLC, the General Partners believe that the amount in the fund taken together with the other remaining assets of the Partnership will be an adequate provision for the liabilities of the Partnership.

However, in view of the contingent nature of such liabilities, the General Partners cannot be certain of the sufficiency of the fund established for these liabilities. The reserve fund of the Partnership may be used to indemnify former officers and directors of TLC and/or General
Partners of the Partnership.

     If the reserve fund of the Partnership and the remaining assets of the Partnership were inadequate to provide for the liabilities of the Partnership, the Unitholders of the Partnership could be obligated to pay these liabilities to the following extent: (i) depending on the resolution of certain unresolved legal questions, Unitholders could be liable for the return of distributions received from the Partnership and (ii) if as a result of participation in the management of the Partnership, a Limited Partner is treated as a general partner of the Partnership, such Limited Partners would be generally liable for Partnership obligations, which could be satisfied out of such Unitholder's personal assets, except to the extent that the liability for such obligation is limited by agreement to the assets of the Partnership. The sale agreement with the Purchaser and other material agreements of the Partnership contain such a limitation.

Page 7
PART I

Possible Liability for Return of Distributions

     Under the Delaware Limited Partnership Act, a limited partner may not receive a return of any part of his contribution unless, among other things, the remaining assets of the partnership are sufficient to pay all the liabilities of the partnership, excluding certain liabilities to partners. Messrs. Fried, Frank, Harris, Shriver &
Jacobson have advised the Partnership that while there is no authority directly on point, it appears that these provisions also apply to distributions to holders of interests in a limited partnership who have not been admitted as limited partners.
The Partners' contributions to the Partnership were made in the form of a transfer of assets by TLC to the Partnership in exchange for all the outstanding
Units.  The Partnership's Certificate of Limited
Partnership (the "Certificate") states that the agreed value of the property contributed to the Partnership by TLC is equal to the excess of the amount at which such property was initially recorded on the books of the Partnership over the amount at which the liabilities of the Partnership were initially recorded on its books. Based on this provision in the Certificate, the Partners' contribution would equal approximately $2.21 per unit, which was the total Partners' Equity per Unit as reflected in the Consolidated Balance Sheet of the Partnership and Subsidiary Companies at October
1, 1978.  The total Partners' Equity at December
31, 1995 is $.11 per Unit. Accordingly, counsel has advised the General Partners that if the Partners' contributions are determined on the basis provided in the Certificate, distributions of $2.10 per unit made to Unitholders on or before December
31, 1995 and a portion of the distributions subsequent to December 31, 1995 will be treated as a return of the Partners' contribution to the Partnership. Such counsel have also advised the General Partners, however, that it is uncertain whether the assets of a partnership are valued at book value or fair market value for purpose of determining whether a distribution is a return of the Partners' contribution. If the amount of the Partners' contribution was determined on the basis of the fair market value of the Partnership's assets at the time such assets were transferred to the Partnership, it is likely that an additional portion of the distribution made following the closing of the sale of Partnership assets would be treated as a return of the Partners' contribution.
The precise amount that would be treated as a return of the Partners' contribution would depend on fair market value of the Partnership's assets at the time of the transfer from TLC and the fair market value of the partnership's remaining assets following the sale of assets and the distribution to Unitholders.

Page 8
PART I


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

     There is uncertainty as to whether Limited
Partners exercising the powers granted to the Limited Partners by the Partnership Agreement, including the right to vote on the proposed sale of assets and amendment to the Partnership Agreement could, under certain circumstances, be treated as general partners under the laws of jurisdictions other than Delaware in which the Partnership conducts business. If Limited Partners were deemed to be general partners, they would be generally liable for Partnership obligations, which could be satisfied out of their personal assets. The
Partnership has, however, followed a general policy of providing in all its material agreements, including the Partnership's conditional agreement and the Sale Agreement with the Purchaser, to pay the liabilities of TLC and that the Partners shall not be personally liable for the Partnership's obligation under such agreements. Accordingly, counsel has advised that a Limited Partner who is deemed to be a general partner would not be personally liable for such obligations of the Partnership. However, counsel had advised the General Partners that such a partner could, if assets of TLC were deemed to have been transferred to the Partnership without fair consideration, be liable to creditors of TLC up to the amount by which the value of the assets of the Partnership at the time of the initial transfer of assets of TLC to the Partnership exceeds the value of the assets of the Partnership at the time they become available to such creditors. Counsel has advised the Partnership that whether fair consideration has been given in a particular case is a question of fact. In their opinion it is unlikely, however, that the transfer of assets to the Partnership would be deemed to be without fair consideration since, in view of the Partnership's agreement to

Page 9
PART I

pay the liabilities of TLC, the transfer did not diminish the assets available to satisfy the claims of creditors of TLC and, at the time the assets were transferred, the Partnership did not have any liabilities other than those assumed from TLC.
Therefore, counsel has advised that it is unlikely that a Limited Partner of the Partnership who is deemed to be a general partner would have any liability to creditors of TLC in excess of distributions received by such partner from TLC and the Partnership (plus interest).

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


Item 4.   Submission of Matters to a Vote of
Security Holders

     None

Page 10
PART II

Item 5.   Market for Registrant's Common Stock and
Related Security Holders Matters

     Units of limited partnership interest are traded on the Over-the-Counter Bulletin Board
System under the symbol 3TPLPZ.  As of February 27,
1996, the Partnership has 1,237 Unitholders of record. Market quotations of the units were deleted from the National Association of Securities
Dealers Automated Quotation System in January 1990 due to an insufficient number of market makers.
     The price range information for 1994 and 1995 is not available to registrant due to insufficient activity.

     During 1994 and 1995, there were no
distributions declared.

     Holders of units who elected to be admitted as limited partners must satisfy all conditions set forth in the Limited Partnership Agreement. Such conditions include, among others, the written acceptance of all provisions of the Limited
Partnership Agreement and the consent of a majority of the General Partners. Future distributions by the Partnership are suspended until such time as it can be determined that the Partnership's net worth is sufficient to meet its exposure under various pending litigations.

Page 11
PART II

Item 6.   Selected Financial Data


                                         Year Ended December 31,
                             ----------------------------------------------

                             1995      1994       1993      1992      1991
                             ----      ----       ----      ----      ----
                                   (In Thousands, Except per unit data)
Net (loss)                  $(290)    $(282)     $(493)    $(315)    $(211)
                            ======    ======     ======    ======    ======

Net (loss) attributable to:
General Partners            $  -0-    $  -0-     $(  1)    $(  3)    $(  2)
Limited Partners             (290)     (282)      (492)     (312)     (209)
                            ------    ------     ------    ------    ------
Net (Loss)                  $(290)    $(282)     $(493)    $(315)    $(211)
                            ======    ======     ======    ======    ======


Per Partnership Unit
(based on 6,479,516 units):
Net (loss)                  $(.0448)  $(.0435)   $(.0761)  $(.0486)  $(.0326)
                            ========  ========   ========  ========  ========
Cash distribution paid      $  -0-    $  -0-     $  -0-    $  -0-    $ -0-
                            ========  ========   ========  ========  ========
Total assets                $  821    $1,089     $1,442    $1,909    $2,237
                            ========  ========   ========  ========  ========

Page 12
PART II


Item 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operation


Introduction and History

  The Partnership commenced its business
operations on October 1, 1978. The Partnership was formed pursuant to the Plan of Complete Liquidation and Dissolution of Tishman Liquidating Corporation
(formerly Tishman Realty & Construction Co., Inc.).
TLC had been engaged for many years in the development, construction and ownership of office buildings. The Partnership's principal objective is to sell or otherwise dispose of the real properties and other assets it acquired pursuant to the Plan and distribute the proceeds to its holders of units.

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

  Effective February 11, 1993, the shareholders and the Board of Directors of TLC approved the liquidation of TLC.

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

  All Unitholders of the Partnership were to be deemed beneficial owners (the "Beneficiaries") of a pro rata share of the aggregate beneficial interest of the Liquidating Trust (the "Beneficial
Interest"). The Beneficial Interests were to be non-transferable except by will, intestate succession or operation of law

  On June 30, 1993, after further consideration, the general partners determined that it is in the best interest of the Partnership and the Unitholders to continue the dissolution and

Page 13
PART II

liquidation of the Partnership in partnership form.
Therefore, the Partnership will continue to maintain its Unit transfer books and the Units will continue to be registered under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Results of Operations

  Interest income amounted to $46,000 (1995), $43,000 (1994), and $40,000 (1993). The interest income has been generated from cash available for investment purposes. Although there has been less cash available for each of the three years ended
December 31, 1995, interest income is reflective of the rising interest rate environment in 1995 relative to 1994 and 1993.

  General and administrative expenses amounted to $336,000(1995), $329,000(1994), and $534,000
(1993). The 1995 expense reflects the effects of the limited activity of Partnership. The decrease in such expenses is principally due to an decrease in legal, professional, administrative and other costs incurred to wind up the business affairs of the Partnership.

Financial Condition

  As indicated in the Consolidated Financial
Statements, Partners' Equity at December 31, 1995 aggregated $708,000. The Partnership's remaining equity, however, may not be realized in its entirety due to one or more of the following:

  (a)    Certain sundry assets will not be
         ultimately realized in cash.

  (b) The Partnership has an obligation to pay any liabilities which ultimately arise from the various contingencies described in Item 3 (Legal Proceedings and
         Contingent Liabilities) of this report.
         Management is unable, at this time, to
         predict the extent, if any, to which the Partnership may be required to pay such liabilities.


Summary

  It is in the opinion of management that all of the Partnership assets which had market values in excess of the carrying values reflected in the financial statements have been disposed of. Future distributions by the Partnership are suspended until such time as it can be determined that the Partnership's net worth is sufficient to meet its exposure under various pending litigations.

Item 8.  Financial Statements and Supplementary Data

  The response to this Item is submitted in a separate section of this report.

Page 14
            ANNUAL REPORT ON FORM 10-K

             ITEM 8 AND ITEM 14(a)(1)

    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           LIST OF FINANCIAL STATEMENTS

           YEAR ENDED December 31, 1995

   TEECO PROPERTIES L.P. (A LIMITED PARTNERSHIP)

                NEW YORK, NEW YORK

Page 15
FORM 10-K--ITEMS 8 AND 14 (a) (1)

TEECO PROPERTIES L.P. (A LIMITED PARTNERSHIP)

INDEX OF FINANCIAL STATEMENTS


The following consolidated financial statements of Teeco Properties L.P.
(A Limited Partnership) and subsidiaries are included in Item 8:

Consolidated balance sheets--December 31, 1995 and 1994 ...............17
Consolidated statements of operations--Years ended
  December 31, 1995, 1994 and 1993.....................................18
Consolidated statements of partners' equity--Years
  ended December 31, 1995, 1994 and 1993...............................19
Consolidated statements of cash flows
  --Years ended December 31, 1995, 1994 and 1993.......................20
Notes to consolidated financial statements --
  December 31, 1995 ...................................................21



All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Page 16
REPORT OF INDEPENDENT AUDITORS


To The Partners
Teeco Properties L.P.
(A Limited Partnership)

We Have audited the accompanying consolidated balance sheets of Teeco Properties L.P. ("Teeco") and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended
December 31, 1995. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimate made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teeco and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                           /s/ ERNST & YOUNG LLP

New York, New York
January 23, 1996

Page 17
TEECO PROPERTIES L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS--Notes A and B


                                                          December 31,
                                                    -----------------------
                                                        1995       1994
                                                        ----       ----
                                                         (In thousands)
ASSETS

Cash, including short-term interest bearing
 certificates of deposit of $600,000 and
 $905,000 in 1995, and 1994 respectively              $  738     $1,012

Other receivables                                          1          2

Sundry other assets--Note C                               82         75
                                                      ------     ------
        TOTAL ASSETS                                  $  821     $1,089
                                                      ======     ======
LIABILITIES AND PARTNER'S EQUITY

Accounts payable, accrued expenses and
 sundry liabilities--Note D, representing
 total liabilities                                    $  113     $   91
                                                      ------     ------
Partner's equity--Notes B, E, and F
 General partners -- 200 units                             -          -

 Limited partners -- 6,479,316 units                     708        998
                                                      ------     ------
        TOTAL PARTNER'S EQUITY                           708        998
                                                      ------     ------
Contingencies and other
comments--Note F
        TOTAL LIABILITIES AND PARTNER'S EQUITY        $  821     $1,089
                                                      ======     ======

See notes to consolidated financial statements.

Page 18
TEECO PROPERTIES L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS--Notes A and B

                                              Year Ended December 31,
                                            --------------------------
                                            1995       1994       1993
                                            ----       ----       ----
                               (In Thousands, Except Per Partnership Unit Data)
Interest income principally from
  certificates of deposit                  $  46      $  43      $  40
Sundry Income                                  -          4          1
                                           -----      -----      -----
                                              46         47         41

General and administrative expense           336        329        534
                                           -----      -----      -----
Net (loss)                                 $(290)     $(282)     $(493)
                                           ======     ======     ======
Net (loss) attributable to:
     General Partners                      $   -      $   -      $  (1)
     Limited Partners                       (290)      (282)      (492)
                                           ------     ------     ------
                                           $(290)     $(282)     $(493)
                                           ======     ======     ======
Per Partnership Unit:
     Net (loss)--Note E(4)                 $(.0448)   $(.0435)   $(.0761)
                                           ========   ========   ========
     Cash Distributions paid --Note E(3)   $ -0-      $ -0-      $ -0-
                                           ======     ======     ======

See notes to consolidated financial statements.

Page 19
TEECO PROPERTIES L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY--Notes A and B
                       For The Years Ended December 31, 1995, 1994, and 1993


                                           General      Limited       Total
                                          Partners'    Partners'     Partners'
                                           Equity       Equity        Equity
                                          --------     --------     ---------
                                                     (In Thousands)
Balance at December 31, 1992              $   22        $1,751        $1,773

Transfer of General Partner's Interest
  (Note B)                                   (21)           21             -

Charges) arising from
  Net (loss)                                  (1)         (492)         (493)
                                           ------       -------       -------
Balance at December 31, 1993                   -         1,280         1,280


(Charges) arising from
     Net (loss)                                -          (282)         (282)
                                           ------       -------       -------
Balance at December 31, 1994                   -           998           998

(Charges) arising from
     Net (loss)                                -          (290)         (290)
                                           ------       -------       -------
Balance at December 31, 1995                - 0 -        $ 708       $   708
                                           ======       =======       =======
Units outstanding at:
     December 31, 1995, 1994 and 1993         200     6,479,316     6,479,516
                                           ======     =========     =========

See notes to consolidated financial statements.

Page 20
TEECO PROPERTIES L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS--Notes A and B
                                                     Year Ended December 31,
                                                    -------------------------
                                                     1995     1994      1993
                                                     ----     ----      ----
                                                          (In Thousands)
OPERATING ACTIVITIES
 Net (loss)                                        $ (290)  $ (282)   $ (493)
   Adjustments to reconcile net (loss) to
     net cash (used in) operating activities:
     Depreciation                                       -        -         2
     Changes in operating assets and
     liabilities:
       Decrease in other receivables                    1        8         1
       Decrease (increase) in sundry other
       assets                                          (7)      22       (26)
       Increase (decrease) in accounts payable,
       accrued expenses and sundry liabilities         22      (71)       26
                                                     -----    -----     -----

NET CASH (USED IN)
       OPERATING ACTIVITIES                          (274)    (323)     (490)
                                                    ------   ------    ------

Cash, including certificates of deposit
at beginning of year                                1,012    1,335     1,825
                                                    ------   ------    ------
     CASH, INCLUDING CERTIFICATES OF DEPOSIT
     AT END OF YEAR                                $  738   $1,012    $1,335
                                                    ======   =====     =====

See notes to consolidated financial statements.

Page 21
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


TEECO PROPERTIES L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

December 31, 1995


NOTE A--PRINCIPLES OF CONSOLIDATION AND BASIS OF PREPARATION

        The consolidated financial statements include
the accounts of Teeco     Properties L.P. ("Teeco"
and the "Partnership"), and (i) corporations wholly-owned by Teeco and (ii) investments in joint ventures, both of which are inactive. During 1979, Teeco sold its interests in substantially all of its properties and ventures and its real estate operations were effectively terminated. The assets and liabilities transferred from Tishman
Liquidating Corporation ("Tishman Liquidating")
(see Notes B and F(1)) had been recorded on the accounts of Teeco principally at the net carrying amounts of such assets and liabilities on the books of Tishman Liquidating. Intercompany transactions of a material nature have been eliminated in consolidation. The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

USE OF ESTIMATES

        The preparation of financial statements in conformity with Generally Accepted Accounting
Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
Actual results could differ from these estimates.

NOTE B--FORMATION OF THE PARTNERSHIP

        Teeco was formed on August 17, 1978 pursuant to a Plan of Complete Liquidation and Dissolution
(the "Plan") approved by the shareholders of Tishman Liquidating on November 7, 1977. The partnership term will continue until December 31, 2051, unless sooner terminated under conditions as set forth in the Partnership Agreement. On
September 30, 1978, certain assets (aggregating
$77,557,000) net of certain related liabilities
(aggregating $63,259,000), were transferred from
Tishman Liquidating in exchange for 6,479,516 units representing limited partnership interests
("Units") in Teeco (see Note F(1)).

        Tishman Liquidating subsequently assigned all its units to its shareholders pursuant to the Plan.
Of the 6,479,516 units transferred, 70,200 units were designated general partners' units pursuant to the terms of the Limited Partnership Agreement.

        On May 14, 1993, Robert V. Tishman retired as a General Partner of the Partnership and transferred his 70,000 General Partner units (book value of approximately $21,000) to Limited Partner units.

Page 22
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

TEECO PROPERTIES L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

NOTE C--SUNDRY OTHER ASSETS
                                                   1995      1994
                                                   ----      ----
                                                   (In Thousands)


Furniture, fixtures and equipment--at cost         $ 52      $ 52
Less accumulated depreciation                        -0-       -0-
                                                   -----     -----
                                                     52        52

Unexpired insurance                                  30        23
                                                   -----    -----
                                                   $ 82      $ 75
                                                   =====    =====
NOTE D--ACCOUNTS PAYABLE, ACCRUED EXPENSES AND SUNDRY LIABILITIES

                                                   1995      1994
                                                   ----      ----
                                                   (In Thousands)

Accrued leasing commissions                        $ 20      $ 30
Other                                                93        61
                                                   ----      ----
                                                   $113      $ 91
                                                   ====      ====

NOTE E--PARTNERS' EQUITY

1. No provision for Federal, state and local income taxes has been made since Teeco is not subject to income taxes and the corporations included in the consolidated financial statements did not generate profits.

          For the years ended December 31, 1995 and 1994, there were no reported differences between the consolidated financial statements and the U.S. Partnership Income Tax Return.
          See note E(2) below for a description of the sole difference between Teeco's net loss per its consolidated financial statements for the year ended December 31, 1993 and its taxable loss per its U.S. Partnership Income Tax
          Return.

2. Pursuant to the Limited Partnership Agreement, twenty-five percent (25%) of Partnership income, gains, losses, deductions and credits for each fiscal year shall be allocated among the persons who were owners of Partnership
          Units at the end of each of the four fiscal quarters of such year in proportion to the number of Units held by each of them at the end of the fiscal quarter in question. In addition, any gain or loss of more than $100,000 from a single transaction shall be allocated among the unit holders at the end of the fiscal quarter in which such gain or loss is included in Teeco's taxable income on the same method as stated above. During 1995 and 1994 there were no gain or loss of more than

Page 23
PART II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

TEECO PROPERTIES L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

          $100,000 from a single transaction. During the three month period ended March 31, 1993, the remaining mortgage receivable having a carrying amount of $165,956 for Federal income tax purposes and $-0- for financial statement purposes (fully reserved for in prior years) was written off. Such write-off resulted in a loss from a single transaction for Federal income tax purpose recorded in the first quarter of 1993.

3. Effective July 1988, Teeco has suspended further cash distributions until such time as it can be determined that its net worth is sufficient to meet its exposure under various pending litigations, etc.
          (See Note F(1)).

4. Per unit amounts set forth in the financial statements are based on the weighted average number of units outstanding during the applicable periods. The number of units used in the computation for each period was 6,479,516.

NOTE F--CONTINGENCIES AND OTHER COMMENTS

1. In connection with Tishman Liquidating's Plan of Complete Liquidation and Dissolution (see
          Note B), Tishman Liquidating retained assets to liquidate certain fixed and contingent liabilities, consisting of claims, litigation and disputed obligations, as to which uncertainties exist. During the period from October 1, 1992 to February 11, 1993, Tishman
          Liquidating exhausted substantially all of its assets and was liquidated. Accordingly, Teeco will be required to pay the remaining balance of such fixed and contingent liabilities under an agreement with Tishman Liquidating in accordance with the Plan. The ultimate outcome of the foregoing cannot be determined at this time. Accordingly, no provision for any liability that may result has been made in the accompanying consolidated financial statements. See Item 3 (Legal Proceedings and
          Contingent Liabilities - TLC Litigation) included elsewhere in this Annual Report on Form 10-K for a description of certain of the contingent liabilities to which Tishman
          Liquidating (which had stockholders' equity of approximately $23,000 and $-0- after liquidation at September 30, 1992 and February
          11, 1993 respectively) and now Teeco is
          subject.

Page 24
PART II

          Furthermore, on February 11, 1993, Teeco assumed the liability under a TLC operating lease agreement which provided for an annual rental of $50,000, for storage facilities in a building which Tishman Speyer Properties serves as a leasing agent. Such lease which was to expire in April 1997 was terminated on May 9, 1993.

2.        On May 14, 1993, following the retirement of
          Robert V. Tishman as General Partner of Teeco, the remaining General Partners authorized the dissolution of the Partnership pursuant to
          Article 16 of the Limited Partnership
          Agreement. On June 30, 1993 all the remaining assets of Teeco were to be transferred to a Liquidating Trust and the Trustees of such Liquidating Trust, acting solely in their fiduciary capacity as Trustees, were to assume all liabilities of Teeco.

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

3.        See the last paragraph of Item 11 "Executive
          Compensation" and Item 13 "Certain
          Relationships and Related Transactions"
          included elsewhere herein for information relating to the allocation of certain expenses among Teeco and other related parties.

Page 25
PART II


Item 9. Disagreements on Accounting & Financial Disclosure

        Not applicable

Page 26
PART III


Item 10.     Directors and Executive Officers of the Registrant

Name                    Age   Principal Occupation
---------------         ---   -------------------------
Jerry I. Speyer         55    Managing General Partner
                              and President of Tishman
                              Speyer Properties, Inc.,
                              a General Partner of
                              Tishman Speyer
                              Properties.

Carl Glick              74    President of CYGY Realty
                              Corp., a General Partner;
                              President of Carl Glick
                              Company.

Gary W. Roth            44    Chief Financial
                              Officer, a Managing
                              Director,  and
                              Secretary of Tishman
                              Speyer Properties,
                              Inc., a General
                              Partner of Tishman
                              Speyer Properties.

   Mr. Speyer has been a General Partner of the Partnership since the Partnership was formed.
Prior to its liquidation, Mr. Speyer had been President of TLC since 1978.

   On November 30, 1978 CYGY Realty Corp., all of the stock of which is owned by Mr. Glick, became a General Partner of the Partnership. On the same date Mr. Glick, was elected a director of TLC.
During the period June 1978 through November 1978,
Mr. Glick was a limited partner and consultant of Neuberger and Berman, members of the New York Stock
Exchange.  From August 1976 through May 1978, Mr.
Glick was a general partner of Neuberger and Berman, members of the New York Stock Exchange.
Prior thereto, Mr. Glick was  a partner of David J.
Greene Co., members of the New York Stock Exchange.

   Effective January 1, 1993, Gary W. Roth, a
Managing Director, Secretary and Chief Financial
Officer of Tishman Speyer Properties, Inc., the
General Partner of Tishman Speyer Properties was appointed as the Chief Financial Officer of the Partnership and elected Treasurer and Secretary of TLC. Mr. Roth is a Licensed Certified Public
Accountant in the State of New York.

Item 11.  Executive Compensation

    The following table sets forth the cash and equivalent renumeration and aggregate contingent forms of renumeration incurred by the Partnership and its subsidiaries during 1995 to all General
Partners and the chief financial officer of the Partnership.

Page 27
PART III


                                              Securities
                                              or Property,
                                              Salaries        Insurance
                                              and             Benefits or
Name of                                       General         Reimbursements,
Individual or             Capacity in         Partners'       Personal
Persons in Group          Which Served        Fees            Benefits
----------------          ---------------     ------------    ---------------
Gary W. Roth              Chief Financial
                          Officer              $10,000            $-0-

General Partners
  and Chief Financial
  Officer as a Group
  (3 persons)                                  $10,000            $-0-




        Since August 1982 no compensation has been paid to the General Partners.

        During the 1978 fiscal year Messrs. Robert V.
Tishman and Jerry I. Speyer entered the real estate development business under the name Tishman Speyer
Properties and, along with certain other employees of TLC and the Partnership, devoted a portion of their time to this business. Commencing October 1, 1978, the Partnership, TLC and Tishman Speyer
Properties shared office space, certain employees and overhead services and facilities, and divided their costs based on utilization of such offices, employees services and facilities. Such amounts did not include an allocation to Tishman Speyer
Properties of amounts paid by TLC and the Partnership to Messrs. Tishman and Speyer under their consulting and employment agreements, because such agreements contemplated that Messrs. Tishman and Speyer would not have devoted all of their time to the business of TLC and the Partnership.

Page 28
PART III

Item 12.    Security Ownership of Certain
Beneficial Owners and Management

        As of February 27, 1996, the following persons
had reported to the Securities and Exchange
Commission * beneficial ownership in the amounts
shown of more than five percent of the units of
limited partnership interest:
                                                                         % of
                                             Amount and Nature           Total
Name and Address of Beneficial Owner         of Beneficial Ownership     Units
------------------------------------         -----------------------     -----
Goldman, Sachs & Co.
85 Broad Street
New York, N.Y. 10004                         1,017,256 direct            15.7%


Gruss & Co. and related entities             540,000 direct and           8.3
450 Park Avenue                              indirect
New York, N.Y. 10022

Bernard J. Lasker and related entities       486,494 direct and           7.5
20 Broad Street                              indirect
New York, N.Y.

SB Contingency Fund Partnership              384,463 direct               5.9
1 New York Plaza
New York, N.Y. 10004

* Schedule 13G dated  February 4, 1992, filed by
Goldman Sachs & Co.; Schedule 13D dated January 14,
1980 filed by Gruss & Co. and related persons; and
Schedule 13D dated January 18, 1980 filed by
Bernard J. Lasker and Lasker, Stone & Stern;
Schedule 13D dated October 1, 1982 filed by SB
Contingency Fund Partnership (successor in interest to SBBD Liquidating Partnership); Schedule 13G dated January 31, 1982 filed by John L. Tishman,
Louise T. Rothman and William E. Spiro.

Page 29
PART III

                                                                         % of
                                             Amount and Nature           Total
Name and Address of Beneficial Owner         of Beneficial Ownership     Units
------------------------------------         -----------------------     -----


John L. Tishman, individually and            338,256 (1) direct and       5.2
as co-trustee                                indirect
666 Fifth Avenue
New York, N.Y. 10103

Louise T. Rothman, as co-trustee             332,837 (1) direct and       5.1
24 Avenue 30                                 indirect
Venice, California 90291

William E. Spiro, as co-trustee              332,426 (1) indirect         5.1
15 Columbus Circle
New York, N.Y. 10023

(1) 332,426 Units are held by two trusts of which John L. Tishman, William E. Spiro and Louise T.
Rothman are co-trustees.  In one trust, which holds
275,633 Units, Mr. Tishman has a one-third remainder interest. Ms. Rothman is a beneficiary of the second trust which holds 56,793 Units. The figure for John L. Tishman includes 5,830 Units held by the Rose and John Tishman Fund, Inc. of which Mr. Tishman is a director and officer. Mr.
Tishman disclaims ownership of a beneficial interest in 246,378 Units listed. Mr. Spiro disclaims ownership of a beneficial ownership in all of the Units listed. Ms. Rothman, who owns an additional 411 Units individually, disclaims a beneficial interest in 275,633 Units listed.

     Mr. John L. Tishman, who is a cousin of Mr.
Robert V. Tishman, is president of Tishman Realty
& Construction Co., Inc. performed construction management services in two of the land assemblages sold to the Purchaser. Mr. John L. Tishman was an executive vice president of Tishman Liquidating
Corporation prior to the sale of its construction and research divisions to Rockefeller Center, Inc.
in October 1976.

Page 30
PART III

        The following table includes information as to the number of units beneficially owned, directly or indirectly at February 27, 1996 by each of the General Partners. Except to the extent of the units set forth in the table each General Partner disclaims beneficial ownership of the units described in footnote (1) below.


Name                             Units
--------------------             -------------
Jerry I. Speyer                  1,685 (1) (2)
CYGY Realty Corp                   101 (2)


(1)   The figure for Jerry I. Speyer includes 169
Units held jointly with his former wife. In addition, Mr. Speyer also owns 472 Units as custodian for his daughter, Valerie Hope Speyer.

(2) 100 of the Units held by  Jerry I. Speyer and
100 of the Units held by CYGY Realty Corp. have been designated as General Partner Units, as such term is used in the Partnership Agreement.

        At February 27, 1996 the General Partners and the Chief Financial Officer, as a group (3 persons)beneficially owned 1,786 units
(approximately .03% of the outstanding units).


Item 13.    Certain Relationships and Related
Transactions

        The Partnership shares office space, certain employees and overhead services and facilities with Tishman Speyer Properties, a limited partnership engaged in the business of providing real estate-related services. Tishman Speyer Properties is indirectly owned by Jerry I. Speyer, a General Partner of the Partnership and its Chief Financial Officer is the Chief Financial
Officer of the Partnership. Costs of employees are divided between the Partnership and Tishman Speyer
Properties based on utilization of such employees.
During 1995, the Partnership paid Tishman Speyer
(1)$143,000 of its allocable share of the cost of employees of Tishman Speyer and (2)$11,000 for its allocable share of the costs of postage, office supplies, etc. of Tishman Speyer. Tishman Speyer provides office space and overhead services and facilities to the Partnership without charge under an arrangement entered into prior to 1984. On
February 11, 1993, the Partnership assumed the liability under a Tishman Liquidating Corp.
operating lease agreement which provides for an annual rental of $50,000, for storage facilities in a building which Tishman Speyer Properties serves as a leasing agent. Such lease, which was to expire in April, 1997 was terminated on May 9, 1993.

Page 31
PART IV


Item 14.    Exhibits, Financial Statement
Schedules, and Reports on Form 8-K

(a)
1. The response to this portion of Item 14 is submitted as a separate section of this report.

2. None

3. Exhibits
               2.1  Plan of Complete Liquidation and
                    Dissolution of Tishman Realty &
                    Construction., Inc. Incorporated by
                    reference from Exhibit A to the
                    Proxy Statement which formed part
                    of Amendment No. 1 to Registration
                    Statement No. 2-60054.

               3.1  Certificate of Limited Partnership
                    of Teeco Properties L.P. together
                    with First and Second Amendments of
                    the Certificate of Limited
                    Partnership.  Incorporated by
                    reference from Exhibit 2 (iii) to
                    registrant's report on Form 10-K
                    for the fiscal year ended December
                    31, 1978.  Third and Fourth
                    Amendments of the Certificate of
                    Limited Partnership are
                    incorporated by reference from
                    Exhibit 2 (i) to registrant's
                    report of Form 10-K for the fiscal
                    year ended December 31, 1979.

               3.2  Limited Partnership Agreement of
                    Teeco Properties L.P. Incorporated
                    by reference from Exhibit 2 (ii) to
                    registrant's report on Form 10-K
                    for the fiscal year ended December
                    31, 1978.  Amendment of Limited
                    Partnership Agreement of Teeco
                    Properties L.P. is incorporated by
                    reference from Exhibit 2 (ii) to
                    registrant's report on Form 10-K
                    for the fiscal year ended December
                    31, 1978.

               10.1 Assignment and Assumption Agreement
                    dated as of September 30, 1978
                    between Tishman Realty &
                    Construction Co., Inc. and Teeco
                    Properties L.P. Incorporated by
                    reference from Exhibit 2 (v) to
                    registrant's report on Form 1-K for
                    the fiscal year ended December, 31,
                    1978.

               10.2 Executive Employment Agreement
                    dated as of November 29, 1977
                    between Tishman Realty &
                    Construction Co., Inc. and Jerry I.
                    Speyer, as countersigned by Teeco

Page 32
PART IV

                    Properties L.P. on September 30,
                    1978.  Incorporated by reference
                    from Exhibit 2 (iv) to registrant's
                    report on Form 10-K for the fiscal
                    year ended December 31, 1978.

               10.3 Contract of Sale, dated June 22,
                    1979, between Teeco Properties L.P.
                    and Lazard Realty, Inc.
                    Incorporated by reference from
                    Exhibit 2 (iii) to registrant's
                    report on Form 10-K for the fiscal
                    year ended December 31, 1979.

               10.4 Assignment of mortgage dated
                    December 22, 1980 between Teeco
                    Properties L.P. and H & H
                    Associates.  Incorporated by
                    reference to registrant's report on
                    Form 10-K for the fiscal year ended
                    December 31, 1980.

               22.  Subsidiaries of the registrant


                                    Percentage
                                     of Voting
                                    Securities
                                     Owned by       State of
                                     Immediate    Incorporation
                                      Parent     or Organization
                                   -----------   ---------------
Subsidiaries of the Registrant:
     1166 Sixth Corp.                 100%          New York
     1170 Sixth Corp.                 100%          New York
     Tishman Landing Inc.             100%          New York
     Madison Decorating Co., Inc.     100%          New York
     LST Investors Corp. *            100%          New York

       The accounts of all of the foregoing inactive subsidiaries are included in the consolidated financial statements.

          (b)  Reports on Form 8-K
               No reports on Form 8-K were filed in the last quarter of the fiscal year ended
               December 31, 1995.

          (c)  Exhibits
               See (a) 3 above.

          (d)  Financial Statement Schedule
               None.




*  Subsidiary of 1170 Sixth Corp.

Page 33
SIGNATURES



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the
Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          TEECO PROPERTIES L.P.
                          (Registrant)

Dated   February 28, 1996
        By: /S/ JERRY I. SPEYER
        Jerry I. Speyer, Managing General Partner

     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signatures              Title                  Date
 ---------------------   ----------------       ------------------


 /S/ JERRY I. SPEYER     Managing General       February 28, 1996
     ---------------     Partner
     Jerry I. Speyer



 /S/ CARL GLICK          General Partner        February 28, 1996
     -----------------
     Carl Glick, President
     CYGY Realty Corp.


 /S/ GARY W. ROTH        Chief Financial        February 28, 1996
     -----------------   Officer and
     Gary W. Roth        Principal Accounting
                         Officer