Form 10-K
period 1996-12-31
TEECO PROPERTIES LP
filed 1997-03-05
CIK 277377

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549

                     FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
        For fiscal year ended December 31, 1996

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

            Yes [ X ]        No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section
229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting units held by non-affiliates of the registrant is not available to registrant due to insufficient activity. At February
21, 1997 there were 6,479,516 units outstanding. Market quotations on the units were deleted from the National
Association of Securities Dealers Automated Quotation
System in January 1990 due to an insufficient number of market makers.
          Documents Incorporated by Reference
                          None

Page 2
PART I

Item 1.   Business

     Teeco Properties L.P. (the "Partnership") commenced its business operation on October 1, 1978. The Partnership was formed pursuant to the Plan of Complete Liquidation and Dissolution (the
"Plan") of Tishman Liquidating Corporation
(formerly Tishman Realty & Construction Co., Inc.)
("TLC"). TLC had been engaged for many years in the development, construction and ownership of office buildings. The Partnership's principal objective is to sell or otherwise dispose of the real properties and other assets it acquired pursuant to the Plan and distribute the proceeds to its holders of units. As of December 31, 1996 the Partnership has disposed of all its non-liquid assets.

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

     TLC has been named as one of many defendants in numerous law suits brought between November 1989 and February 1997 by persons who allege injuries from exposure to asbestos at various work sites, including some at which predecessors of TLC were involved in construction activities. Management of the Partnership believes, based in part upon the advice of counsel, including the experience of similar cases, that while the cost of resolving these cases could be material in relation to the assets of the Partnership, the resources of the Partnership, including insurance coverage, will be sufficient to cover the costs of resolving these cases and possible unasserted claims.

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

Page 7
PART I

Possible Liability for Return of Distributions

     Under the Delaware Limited Partnership Act, a limited partner may not receive a return of any part of his contribution unless, among other things, the remaining assets of the partnership are sufficient to pay all the liabilities of the partnership, excluding certain liabilities to partners. Messrs. Fried, Frank, Harris, Shriver &
Jacobson have advised the Partnership that while there is no authority directly on point, it appears that these provisions also apply to distributions to holders of interests in a limited partnership who have not been admitted as limited partners.
The Partners' contributions to the Partnership were made in the form of a transfer of assets by TLC to the Partnership in exchange for all the outstanding
Units.  The Partnership's Certificate of Limited
Partnership (the "Certificate") states that the agreed value of the property contributed to the Partnership by TLC is equal to the excess of the amount at which such property was initially recorded on the books of the Partnership over the amount at which the liabilities of the Partnership were initially recorded on its books. Based on this provision in the Certificate, the Partners' contribution would equal approximately $2.21 per unit, which was the total Partners' Equity per Unit as reflected in the Consolidated Balance Sheet of the Partnership and Subsidiary Companies at October
1, 1978.  The total Partners' Equity at December
31, 1996 is $.07 per Unit. Accordingly, counsel has advised the General Partners that if the Partners' contributions are determined on the basis provided in the Certificate, distributions of $2.14 per unit made to Unitholders on or before December
31, 1996 and a portion of the distributions subsequent to December 31, 1996 will be treated as a return of the Partners' contribution to the Partnership. Such counsel have also advised the General Partners, however, that it is uncertain whether the assets of a partnership are valued at book value or fair market value for purpose of determining whether a distribution is a return of the Partners' contribution. If the amount of the Partners' contribution was determined on the basis of the fair market value of the Partnership's assets at the time such assets were transferred to the Partnership, it is likely that an additional portion of the distribution made following the closing of the sale of Partnership assets would be treated as a return of the Partners' contribution.
The precise amount that would be treated as a return of the Partners' contribution would depend on fair market value of the Partnership's assets at the time of the transfer from TLC and the fair market value of the partnership's remaining assets following the sale of assets and the distribution to Unitholders.

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

Page 9
PART I

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

Item 4.   Submission of Matters to a Vote of
Security Holders

     None

Page 10
PART II

Item 5.   Market for Registrant's Common Stock and
Related Security Holders Matters

     Units of limited partnership interest are traded on the Over-the-Counter Bulletin Board
System under the symbol 3TPLPZ.  As of February 21,
1997, the Partnership has 1,226 Unitholders of record. Market quotations of the units were deleted from the National Association of Securities
Dealers Automated Quotation System in January 1990 due to an insufficient number of market makers.

     The price range information for 1995 and 1996 is not available to registrant due to insufficient activity.

     During 1995 and 1996, there were no
distributions declared.

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

Page 11
PART II

Item 6.   Selected Financial Data

                                         Year Ended December 31,
                             ----------------------------------------------

                             1996      1995       1994      1993      1992
                             ----      ----       ----      ----      ----
                                   (In Thousands, Except per unit data)
Net (loss)                  $(285)    $(290)     $(282)    $(493)    $(315)
                            ======    ======     ======    ======    ======

Net (loss) attributable to:
General Partners            $  -0-    $  -0-     $  -0-    $(  1)    $(  3)
Limited Partners             (285)     (290)      (282)     (492)     (312)
                            ------    ------     ------    ------    ------
Net (Loss)                  $(285)    $(290)     $(282)    $(492)    $(315)
                            ======    ======     ======    ======    ======


Per Partnership Unit
(based on 6,479,516 units):
Net (loss)                  $(.0440)  $(.0448)   $(.0435)  $(.0761)  $(.0486)
                            ========  ========   ========  ========  ========
Cash distribution paid      $  -0-    $  -0-     $  -0-    $  -0-    $ -0-
                            ========  ========   ========  ========  ========
Total assets                $  510    $  821     $1,089    $1,442    $1,909
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

  All Unitholders of the Partnership were to be deemed beneficial owners (the "Beneficiaries") of a pro rata share of the aggregate beneficial interest of the Liquidating Trust (the "Beneficial
Interest"). The Beneficial Interests were to be non-transferable except by will, intestate succession or operation of law.

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

Results of Operations

  Interest income amounted to $18,000 (1996), 46,000 (1995), and $43,000 (1994) . The interest income has been generated from cash available for investment purposes. There has been less cash available for each of the three years ended
December 31, 1996. Interest income is reflective of a lower interest rate environment in 1996 and 1994 relative to 1995.

  General and administrative expenses amounted to $303,000(1996), $336,000(1995) and
$329,000(1994). The 1996 expense reflects the effects of the limited activity of Partnership.
The decrease in such expenses is principally due to an decrease in legal, professional, administrative and other costs incurred to wind up the business affairs of the Partnership.

Financial Condition

  As indicated in the Consolidated Financial
Statements, Partners' Equity at December 31, 1996 aggregated $423,000. The Partnership's remaining equity, however, may not be realized in its entirety due to one or more of the following:

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

           YEAR ENDED December 31, 1996

   TEECO PROPERTIES L.P. (A LIMITED PARTNERSHIP)

                NEW YORK, NEW YORK

Page 15
FORM 10-K--ITEMS 8 AND 14 (a) (1)

TEECO PROPERTIES L.P. (A LIMITED PARTNERSHIP)

INDEX OF FINANCIAL STATEMENTS


The following consolidated financial statements of Teeco Properties L.P. (A Limited Partnership) and subsidiaries are included in Item 8:

Consolidated balance sheets--December 31, 1996 and 1995 ...............14
Consolidated statements of operations--Years ended
  December 31, 1996, 1995 and 1994.....................................15
Consolidated statements of partners' equity--Years
  ended December 31, 1996, 1995 and 1994...............................16
Consolidated statements of cash flows
  --Years ended December 31, 1996, 1995 and 1994.......................17
Notes to consolidated financial statements --
  December 31, 1996 ...................................................18



All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Page 16
REPORT OF INDEPENDENT AUDITORS

To The Partners
Teeco Properties L.P.
(A Limited Partnership)

We Have audited the accompanying consolidated balance sheets of Teeco Properties L.P. and subsidiaries (the "Company") as of
December 31, 1996 and 1995, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                           /s/ ERNST & YOUNG LLP

New York, New York
January 29, 1997

Page 17
CONSOLIDATED BALANCE SHEETS--Notes A and B
[CAPTION]

TEECO PROPERTIES L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

                                                          December 31,
                                                    -----------------------
                                                        1996       1995
                                                        ----       ----
                                                         (In thousands)
ASSETS

Cash, including short-term interest bearing
 certificates of deposit of $104,000 and
 $600,000 in 1996, and 1995 respectively              $  446     $  738

Other receivables                                          1          1

Sundry other assets--Note C                               63         82
                                                      ------     ------
        TOTAL ASSETS                                  $  510     $  821
                                                      ======     ======
LIABILITIES AND PARTNER'S EQUITY

Accounts payable, accrued expenses and
 sundry liabilities--Note D, representing
 total liabilities                                    $   87     $  113
                                                      ------     ------
Partner's equity--Notes B, E, and F
 General partners -- 200 units                             -          -

 Limited partners -- 6,479,316 units                     423        708
                                                      ------     ------
        TOTAL PARTNER'S EQUITY                           423        708
                                                      ------     ------
Contingencies and other
comments--Note F
        TOTAL LIABILITIES AND PARTNER'S EQUITY        $  510     $  821
                                                      ======     ======

See notes to consolidated financial statements.

Page 18
CONSOLIDATED STATEMENTS OF OPERATIONS--Notes A and B
[CAPTION]

TEECO PROPERTIES L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

                                              Year Ended December 31,
                                            --------------------------
                                            1996       1995       1994
                                            ----       ----       ----
                               (In Thousands, Except Per Partnership Unit Data)
Interest income principally from
  certificates of deposit                  $  18      $  46      $  43
Sundry Income                                  -          -          4
                                           -----      -----      -----
                                              18         46         47

General and administrative expense           303        336        329
                                           -----      -----      -----
Net (loss)                                 $(285)     $(290)     $(282)
                                           ======     ======     ======
Net (loss) attributable to:
     General Partners                      $   -      $   -      $   -
     Limited Partners                       (285)      (290)      (282)
                                           ------     ------     ------
                                           $(285)     $(290)     $(282)
                                           ======     ======     ======
Per Partnership Unit:
     Net (loss)--Note E(4)                 $(.0440)   $(.0448)   $(.0435)
                                           ========   ========   ========
     Cash Distributions paid --Note E(3)   $ -0-      $ -0-      $ -0-
                                           ======     ======     ======

See notes to consolidated financial statements.

Page 19
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY--Notes A and B
[CAPTION]

TEECO PROPERTIES L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

For The Years Ended December 31, 1996, 1995, and 1994

                                           General      Limited       Total
                                          Partners'    Partners'     Partners'
                                           Equity       Equity        Equity
                                          --------     --------     ---------
                                                     (In Thousands)
Balance at December 31, 1993              $   -        $1,280        $1,280

(Charges) arising from
  Net (loss)                                  -          (282)         (282)
                                           ------       -------       -------
Balance at December 31, 1994                  -           998           998

(Charges) arising from
     Net (loss)                               -          (290)         (290)
                                           ------       -------       -------
Balance at December 31, 1995                  -           708           708

(Charges) arising from
     Net (loss)                               -          (285)         (285)
                                           ------       -------       -------
Balance at December 31, 1996                - 0 -      $  423        $  423
                                           ======       =======       =======
Units outstanding at:
     December 31, 1996, 1995 and 1994       200       6,479,316     6,479,516
                                           ======     =========     =========

See notes to consolidated financial statements.

Page 20
CONSOLIDATED STATEMENTS OF CASH FLOWS--Notes A and B
[CAPTION]

TEECO PROPERTIES L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

                                                     Year Ended December 31,
                                                    -------------------------
                                                     1996     1995      1994
                                                     ----     ----      ----
                                                          (In Thousands)
OPERATING ACTIVITIES
 Net (loss)                                        $ (285)  $ (290)   $ (282)
   Adjustments to reconcile net (loss) to
     net cash (used in) operating activities:
     Depreciation                                       -        -         -
     Changes in operating assets and
     liabilities:
       Decrease in other receivables                    -        1         8
       Decrease (increase) in sundry other
       assets                                          19       (7)       22
       Increase (decrease) in accounts payable,
       accrued expenses and sundry liabilities        (26)      22       (71)
                                                     -----    -----     -----

NET CASH (USED IN)
       OPERATING ACTIVITIES                          (292)    (274)     (323)
                                                    ------   ------    ------

Cash, including certificates of deposit
at beginning of year                                  738    1,012     1,335
                                                    ------   ------    ------
     CASH, INCLUDING CERTIFICATES OF DEPOSIT
     AT END OF YEAR                                $  446   $  738    $1,012
                                                    ======   =====     =====

See notes to consolidated financial statements.

Page 21
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TEECO PROPERTIES L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

December 31, 1996

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

Page 22
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

TEECO PROPERTIES L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

NOTE C--SUNDRY OTHER ASSETS
                                                   1996      1995
                                                   ----      ----
                                                   (In Thousands)


Furniture, fixtures and equipment--at cost         $ 52      $ 52
Less accumulated depreciation                        -0-       -0-
                                                   -----     -----
                                                     52        52

Unexpired insurance                                  11        30
                                                   -----    -----
                                                   $ 63      $ 82
                                                   =====    =====
NOTE D--ACCOUNTS PAYABLE, ACCRUED EXPENSES AND SUNDRY LIABILITIES

                                                   1996      1995
                                                   ----      ----
                                                   (In Thousands)

Accrued leasing commissions                        $ 10      $ 20
Other                                                77        93
                                                   ----      ----
                                                   $ 87      $113
                                                   ====      ====

NOTE E--PARTNERS' EQUITY

1. No provision for Federal, state and local income taxes has been made since Teeco is not subject to income taxes and the corporations included in the consolidated financial statements did not generate profits.

          For the years ended December 31, 1996, 1995 and 1994, there were no reported differences between the consolidated financial statements and the U.S. Partnership Income Tax Return.

2. Pursuant to the Limited Partnership Agreement, twenty-five percent (25%) of Partnership income, gains, losses, deductions and credits for each fiscal year shall be allocated among the persons who were owners of Partnership
          Units at the end of each of the four fiscal quarters of such year in proportion to the number of Units held by each of them at the end of the fiscal quarter in question. In addition, any gain or loss of more than $100,000 from a single transaction shall be allocated among the unit holders at the end of the fiscal quarter in which such gain or loss is included in Teeco's taxable income on the same method as stated above. During 1996, 1995 and 1994 there were no gain or loss of more

Page 23
PART II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

TEECO PROPERTIES L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

          than $100,000 from a single transaction.

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

Page 25
PART II

Item 9. Disagreements on Accounting & Financial Disclosure

        Not applicable

Page 26
PART III

Item 10.     Directors and Executive Officers of the Registrant

Name                    Age   Principal Occupation
---------------         ---   -------------------------
Jerry I. Speyer         56    Managing General Partner
                              and President of Tishman
                              Speyer Properties, Inc.,
                              a General Partner of
                              Tishman Speyer
                              Properties.

Carl Glick              75    President of CYGY Realty
                              Corp., a General Partner;
                              President of Carl Glick
                              Company.

David Augarten          41    Chief Financial
                              Officer, a Managing
                              Director,  and
                              Treasurer of Tishman
                              Speyer Properties,
                              Inc., a General
                              Partner of Tishman
                              Speyer Properties.

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

   Effective June 15, 1996, David Augarten, a
Managing Director, Treasurer and Chief Financial
Officer of Tishman Speyer Properties, Inc., the
General Partner of Tishman Speyer Properties was appointed as the Chief Financial Officer of the Partnership.

Item 11.  Executive Compensation

    The following table sets forth the cash and equivalent renumeration and aggregate contingent forms of renumeration incurred by the Partnership and its subsidiaries during 1996 to all General
Partners and the chief financial officers of the Partnership.

Page 27
PART III

                                              Securities
                                              or Property,
                                              Salaries        Insurance
                                              and             Benefits or
Name of                                       General         Reimbursements,
Individual or             Capacity in         Partners'       Personal
Persons in Group          Which Served        Fees            Benefits
----------------          ---------------     ------------    ---------------
Gary W. Roth/             Chief Financial
David Augarten            Officer              $10,000            $-0-

General Partners
  and Chief Financial
  Officer as a Group
  (4 persons)                                  $10,000            $-0-




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

Page 28
PART III

Item 12.    Security Ownership of Certain
Beneficial Owners and Management

        As of February 21, 1997, the following persons
had reported to the Securities and Exchange
Commission * beneficial ownership in the amounts
shown of more than five percent of the units of
limited partnership interest:
                                                                         % of
                                             Amount and Nature           Total
Name and Address of Beneficial Owner         of Beneficial Ownership     Units
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

Page 30
PART III

        The following table includes information as to the number of units beneficially owned, directly or indirectly at February 21, 1997 by each of the General Partners. Except to the extent of the units set forth in the table each General Partner disclaims beneficial ownership of the units described in footnote (1) below.


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

        At February 21, 1997 the General Partners and the Chief Financial Officer, as a group (3 persons)beneficially owned 1,786 units
(approximately .03% of the outstanding units).


Item 13.    Certain Relationships and Related
Transactions

        The Partnership shares office space, certain employees and overhead services and facilities with Tishman Speyer Properties, a limited partnership engaged in the business of providing real estate-related services. Tishman Speyer Properties is indirectly owned by Jerry I. Speyer, a General Partner of the Partnership and its Chief Financial Officer is the Chief Financial
Officer of the Partnership. Costs of employees are divided between the Partnership and Tishman Speyer
Properties based on utilization of such employees.
During 1996, the Partnership paid Tishman Speyer
(1)$142,000 of its allocable share of the cost of employees of Tishman Speyer and (2)$11,000 for its allocable share of the costs of postage, office supplies, etc. of Tishman Speyer. Tishman Speyer provides office space and overhead services and facilities to the Partnership without charge under an arrangement entered into prior to 1984.

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

          (b)  Reports on Form 8-K
               No reports on Form 8-K were filed in the last quarter of the fiscal year ended
               December 31, 1996.

          (c)  Exhibits
               See (a) 3 above.

          (d)  Financial Statement Schedule
               None.

*  Subsidiary of 1170 Sixth Corp.

Page 33
SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the
Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TEECO PROPERTIES L.P.
                          (Registrant)

Dated   February 25, 1997
        By: /S/ JERRY I. SPEYER
        Jerry I. Speyer, Managing General Partner

     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signatures              Title                  Date
 ---------------------   ----------------       ------------------


 /S/ JERRY I. SPEYER     Managing General       February 25, 1997
     ---------------     Partner
     Jerry I. Speyer



 /S/ CARL GLICK          General Partner        February 25, 1997
     -----------------
     Carl Glick, President
     CYGY Realty Corp.


 /S/ DAVID AUGARTEN      Chief Financial        February 25, 1997
     -----------------   Officer and
     David Augarten      Principal Accounting
                         Officer