Form 10-Q
period 1997-03-31
TEECO PROPERTIES LP
filed 1997-05-15
CIK 277377

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

   Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
            For the Quarter Ended March 31, 1997

                Commission file number 0-8779

                    TEECO PROPERTIES L.P.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)

Delaware                                               13-2954060
-----------------------------------------------------------------
(State or other Jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

520 Madison Avenue, New York, N.Y.                          10022
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

Units of Limited Partnership Interest - 6,479,516 units outstanding as of May 2, 1997.

FORM 10-Q
Page 2


                            INDEX


        TEECO PROPERTIES L.P. and SUBSIDIARY COMPANIES


PART I.   Financial Information


Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheets - March 31, 1997 and
          December 31, 1996.

          Consolidated statements of operations - Three months ended March 31, 1997 and 1996.

          Consolidated statements of partners' equity - Year ended December 31, 1996 and three months ended March
          31, 1997.

          Consolidated statements of cash flows - Three months ended March 31, 1997 and 1996.

          Notes to consolidated financial statements - March
          31, 1997.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


PART II.  Other Information

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K


Signatures

PART I - FINANCIAL INFORMATION
FORM 10 - Q
Page 3

TEECO PROPERTIES, L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

                                                  March 31,      December 31,
                                                    1997             1996
                                                 (Unaudited)        (Note)
                                                ------------     ------------
                                                       (In thousands)

ASSETS

Cash                                              $     225        $     342
Certificates of deposit -- int.bearing                  105              104
Other receivables                                         1                1
Sundry other assets                                      59               63
                                                     ------           ------
            TOTAL ASSETS                           $    390        $     510
                                                     ======           ======
LIABILITIES AND PARTNERS' EQUITY

Accounts payable, accrued expenses and sundry
  liabilities -- representing total liabilities    $     41        $     87
                                                     ------           ------
Partners' equity -- See accompanying statement and Notes
  General partners -- 200 units
  Limited partners -- 6,479,316 units                   349              423
                                                     ------           ------
       TOTAL PARTNERS' EQUITY                           349              423
Contingencies and other comments -- Note C           ------           ------

  TOTAL LIABILITIES AND PARTNERS' EQUITY           $    390        $     510
                                                     ======           ======


Note:  The balance sheet at December 31, 1996 has been
derived from the audited financial   statements at that date
but does not include all of the information and footnotes
required    by generally accepted accounting principles for
complete financial statements.

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FORM 10 - Q
Page 4

TEECO PROPERTIES, L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                  ---------------------------
                                                      1997          1996
                                                  ------------  -------------
                                                   (In thousands, Except Per
                                                    Partnership Unit Data)

Interest income, principally from
  certificates of deposit                          $      3        $       6

General and administrative expenses                      77               79
                                                     ------           ------
  Net (loss)                                       $    (74)       $     (73)
                                                     ======           ======
  Net (loss) attributable to -- Note B:
  General Partners                                 $     -0-       $      -0-
  Limited Partners                                      (74)             (73)
                                                     ------           ------
                                                   $    (74)       $     (73)
                                                     ======           ======
Net (loss) per limited partnership unit
  (Based on 6,479,516 Units)                       $ (.0114)       $  (.0113)
                                                     ======           ======



See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FORM 10 - Q
Page 5


TEECO PROPERTIES, L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (Unaudited)

Year Ended December 31, 1996 (1) and Three Months Ended March 31, 1997
(Unaudited)
                (In Thousands, Except Units Outstanding)



                                       General        Limited         Total
                                      Partners'      Partners'       Partners'
                                       Equity         Equity          Equity
                                      ---------      ---------       ---------

Balance at January 1, 1996            $      -       $    708        $    708

(Charges) arising from Net (loss)            -           (285)           (285)
                                      ---------      ---------       ---------
Balance at December 31, 1996                 -            423             423

(Charges) arising from Net (loss)            -            (74)            (74)
                                      ---------      ---------       ---------
Balance at March 31, 1997             $      -       $    349        $    349
                                      =========      =========       =========

Units outstanding at Dcember 31, 1996
  and March 31, 1997                       200      6,479,316       6,479,516
                                      =========     ==========      ==========


(1) See Note appearing on Consolidated Balance Sheets (Page 3).

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FORM 10 - Q
Page 6

TEECO PROPERTIES, L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                   --------------------------
                                                      1997           1996
                                                   -----------    -----------
                                                         (In Thousands)

OPERATING ACTIVITIES:
  Net (loss)                                       $    (74)      $      (73)
       Adjustments to reconcile net (loss) to net
        cash (used in) operating activities:
       Changes in operating assets and liabilities:
         Decrease in other receivables and
          sundry other assets                             4               10
        (Decrease) in accounts payable, accrued expenses
           and sundry liabilities                       (46)             (36)
                                                     -------          -------
          NET CASH (USED IN) OPERATING ACTIVITIES       (116)            (99)

  Cash, including certificates of deposit
   at beginning of period                               446              738
          CASH, INCLUDING CERTIFICATES OF DEPOSIT    -------          -------
            AT END OF PERIOD                       $    330       $      639
                                                     =======          =======

See notes to consolidated financial statements.

FORM 10-Q
Page 7

               TEECO PROPERTIES L.P.
              (A Limited Partnership)
              AND SUBSIDIARY COMPANIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Unaudited)
                   March 31, 1997



NOTE A - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Teeco Properties L.P. and Subsidiary Companies' annual report on Form 10-K for the year ended
December 31, 1996.  (See Note C).


NOTE B - PARTNERS' EQUITY
-------------------------
Pursuant to the Limited Partnership Agreement, twenty-five percent (25%) of Partnership income, gains, losses, deductions and credits for each fiscal year shall be allocated among the persons who were owners of Partnership units at the end of each of the four fiscal quarters of such year in proportion to the number of units held by each of them at the end of the fiscal quarter in question. In addition, any gain or loss of more than $100,000 from a single transaction shall be allocated among the Unit holders at the end of the fiscal quarter in which such gain or loss is included in Teeco's taxable income or loss on the same method as stated above.

On May 14, 1993, Robert V. Tishman retired as a
General Partner of the Partnership and transferred his 70,000 General Partner Units (approximately
$21,000) to Limited Partner Units.

FORM 10-Q
Page 8

               TEECO PROPERTIES L.P.
              (A Limited Partnership)
              AND SUBSIDIARY COMPANIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Unaudited)
                   March 31, 1997



NOTE C - CONTINGENCIES AND OTHER COMMENTS
-----------------------------------------
(1) In connection with Tishman Liquidating
Corporation's ("TLC") Plan of Complete Liquidation and Dissolution (the "Plan"), TLC retained assets to liquidate certain fixed and contingent liabilities, consisting of claims, litigation and disputed obligations, as to which uncertainties exist. During the period from October 1, 1992 to February 11, 1993,
TLC exhausted substantially all of its assets and was liquidated; accordingly, Teeco will be required to pay the remaining balance of such fixed and contingent liabilities under an agreement with TLC in accordance with the Plan. The ultimate outcome of the foregoing cannot be determined at this time.
Accordingly, no provision for any liability that may result has been made in the accompanying consolidated financial statements. See Item 1 (Legal Proceedings and Contingent Liabilities) included in Part II of this report for a description of certain of the contingent liabilities to which TLC and Teeco
Properties L.P. ("Teeco" or the "Partnership") are subject.

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

FORM 10-Q
Page 9

               TEECO PROPERTIES L.P.
              (A Limited Partnership)
              AND SUBSIDIARY COMPANIES

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS



INTRODUCTION AND HISTORY
------------------------
The Partnership commenced its business operations on October 1, 1978. The Partnership was formed pursuant to the Plan. TLC had been engaged for many years in the development, construction and ownership of office buildings. The Partnership's principal objective is to sell or otherwise dispose of the real properties and other assets it acquired pursuant to the Plan and distribute the proceeds to its holders of units.

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

FORM 10-Q
Page 10
               TEECO PROPERTIES L.P.
              (A Limited Partnership)
              AND SUBSIDIARY COMPANIES

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS



INTRODUCTION AND HISTORY (continued)
------------------------------------
All Unitholders of the Partnership were deemed to be beneficial owners (the "Beneficiaries") of a pro rata share of the aggregate beneficial interest of the Liquidating Trust (the "Beneficial Interest"). The
Beneficial Interests were to be non-transferrable except by will, intestate succession or operation of law.

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


RESULTS OF OPERATIONS
---------------------
Interest income:
The decrease in interest income for the three months ended March 31, 1997 as compared to the similar period in 1996 is principally due to less cash being available for investment purposes.

General and administrative expenses:
The decrease in general and administrative expenses for the three months ended March 31, 1997 as compared to the similar period in 1996 is principally due to a decrease in costs incurred winding up the business affairs of the Partnership.

FINANCIAL CONDITION
-------------------
It is the opinion of management that all of the Partnership assets which had market values in excess of the carrying values reflected in the financial statements have already been disposed of. Refer to
Part II, Item 7 included in the Annual Report to the
Partners for the year ended December 31, 1996.
Future distributions by the Partnership are suspended until such time as it can be determined that the Partnership's net worth is sufficient to meet its exposure under various pending litigations, etc.


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

TLC Litigation
--------------
An informal claim has been asserted against TLC as a guarantor of the alleged obligations of a dissolved subsidiary of TLC to advance or contribute up to $11,125,000 to a joint venture formed to develop the building at 1166 Sixth Avenue and certain other properties. Counsel to TLC in the litigation believes that the maximum amount that TLC was required to contribute was $6,125,000 and that in any event, prior advances substantially in excess of $11,125,000 fully satisfied its obligation to make advances to the joint venture.

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

FORM 10-Q
Page 12


                      PART II

                 OTHER INFORMATION



Item 1.  Legal Proceedings and Contingent Liabilities


Provision for Liabilities
-------------------------
Under state law, the Partnership is required, prior to making any distribution to Unitholders, to pay or adequately provide for the payment of its liabilities. The Partnership has also agreed with TLC that prior to distributing the proceeds of sale of any material assets of the Partnership the Partnership will, to the extent reasonably required at the time of such distribution, taking into account the amounts remaining in TLC's reserve fund and the remaining assets of the Partnership, set aside reserves for the payment of the liabilities of the Partnership including liabilities of TLC assumed by the Partnership.

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

If the reserve fund of the Partnership and the remaining assets of the Partnership were inadequate to provide for the liabilities of TLC and the Partnership, the Unitholders of the Partnership could be obligated to pay these liabilities to the following extent: (i) depending on the resolution of certain unresolved legal questions, Unitholders could be liable for the

FORM 10-Q
Page 13

                      PART II

                 OTHER INFORMATION


Item 1.  Legal Proceedings and Contingent Liabilities


Provision for Liabilities (continued)
-------------------------------------
return of distributions received from the Partnership and (ii) if as a result of participation in the management of the Partnership, a Limited Partner is treated as a general partner of the Partnership, such Limited Partners would be generally liable for Partnership obligations, which could be satisfied out of such Unitholder's personal assets, except to the extent that the liability for such obligation is limited by agreement to the assets of the Partnership. The sale agreement with the Purchaser and other material agreements of the Partnership contain such a limitation.


Possible Liability for Return of Distributions
----------------------------------------------
Under the Delaware Limited partnership Act, a limited partner may not receive a return of any part of his contribution unless, among other things, the remaining assets of the partnership are sufficient to pay all the liabilities of the partnership, excluding certain liabilites to partners. Messrs. Fried, Frank, Harris, Shriver & Jacobson have advised the
Partnership that while there is no authority directly on point, it appears that these provisions also apply to distributions to holders of interests in a limited partnership who have not been admitted as limited partners. The Partners' contributions to the Partnership were made in the form of a transfer of assets by TLC to the Partnership in exchange for all the outstanding Units. The Partnership's Certificate of Limited Partnership (the "Certificate") states that the agreed value of the property contributed to the Partnership by TLC is equal to the excess of the amount at which such property was initially recorded on the books of the Partnership over the amount at which the liabilities of the Partnership were initially recorded on its books. Based on this provision in the Certificate, the Partners' contribution would equal approximately $2.21 per unit, which was the total Partners' Equity per Unit as reflected in the Consolidated Balance Sheet of the Partnership and Subsidiary Companies at October 1,
1978. The total Partners' Equity at March 31, 1997 is $.05 per Unit. Accordingly, counsel has advised the General Partners that if the Partners' contributions are determined on the basis provided in the Certificate, $2.16 of the distributions made to Unitholders on or before March 31, 1997 and a portion of the distributions subsequent to March 31, 1997 will be treated as return of the Partners'

FORM 10-Q
Page 14

                      PART II
                 OTHER INFORMATION

Item 1.  Legal Proceedings and Contingent Liabilities


Possible Liability for Return of Distributions
(continued)
----------------------------------------------
contribution to the Partnership. Such counsel have also advised the General Partners, however, that it is uncertain whether the assets of a partnership are valued at book value or fair market value for purpose of determining whether a distribution is a return of the Partners' contribution. If the amount of the Partners' contribution was determined on the basis of the fair market value of the Partnership's assets at the time such assets were transferred to the Partnership, it is likely that an additional portion of the distribution made following the closing of the sale of assets would be treated as a return of the Partners' contribution. The precise amount that would be treated as a return of the Partners' contribution would depend on fair market value of the Partnership's assets at the time of the transfer from TLC and the fair market value of the Partnership's remaining assets following the sale of assets and the distribution to Unitholders.

Possible Liability as General Partners
--------------------------------------
Limited Partners are generally not liable for the debts or losses of a limited partnership beyond the amount of their capital contributions. Under the Partnership Agreement, the General Partners are vested with exclusive authority to manage and conduct the business and affairs of the Partnership and Limited Partners are entitled to vote only in limited circumstances. The Partnership has received an opinion from its Delaware counsel that under Delaware
Law the existence and exercise of rights granted to the Limited Partners in the Certificate, including the right to vote on the sale of assets and amendment to the Partnership Agreement, will not cause the Limited Partners to be treated as partners of the Partnership. Any General Partner acting alone may amend the Partnership Agreement and the Certificate to add additional matters material to the business of the Partnership which a General Partner may submit to a vote of the Partners in the event of disagreement among the General Partners, provided that such General Partners obtains an opinion of counsel that neither the existence nor the exercise of such voting rights will cause the Limited Partners to be liable as a general partner for the debts of the Partnership.

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

FORM 10-Q
Page 15

                      PART II
                 OTHER INFORMATION

Item 1.  Legal Proceedings and Contingent Liabilities


Possible liability as General Partners (continued)
--------------------------------------------------
would be generally liable for Partnership obligations, which could be satisfied out of their personal assets. The Partnership has, however, followed a general policy of providing in all its material agreements, including the Partnership's conditional agreement and the Sale Agreement with the Purchaser, to pay the liabilities of TLC and that the Partners shall not be personally liable for the Partnership's obligation under such agreements.
Accordingly, counsel has advised that a Limited
Partner who is deemed to be a general partner would not be personally liable for such obligations of the Partnership. However, counsel had advised the General Partners that such a partner could, if assets of TLC were deemed to have been transferred to the Partnership without fair consideration, be liable to creditors of TLC up to the amount by which the value of the assets of the Partnership at the time of the initial transfer of assets of TLC to the Partnership exceeds the value of the assets of the Partnership at the time they become available to such creditors.
Counsel has advised the Partnership that whether fair consideration has been given in a particular case is a question of fact. In their opinion it is unlikely, however, that the transfer of assets to the Partnership would be deemed to be without fair consideration since, in view of the Partnership's agreement to pay the liabilities of TLC, the transfer did not diminish the assets available to satisfy the claims of creditors of TLC and, at the time the assets were transferred, the Partnership did not have any liabilities other than those assumed from TLC.
Therefore, counsel has advised that it is unlikely that a Limited Partner of the Partnership who is deemed to be a general partner would have any liability to creditors of TLC in excess of distributions received by such partner from TLC and the Partnership (plus interest).

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





               TEECO PROPERTIES L.P.
               ---------------------
                   (Registrant)



Dated  May 12, 1997
       ------------
       By: /S/ JERRY I. SPEYER
       Jerry I. Speyer, General Partner



Dated  May 12, 1997
       ------------
       By: /S/ DAVID AUGARTEN
       David Augarten, Chief Financial Officer