Form 10-Q
period 1997-06-30
TEECO PROPERTIES LP
filed 1997-08-08
CIK 277377

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

   Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
            For the Quarter Ended June 30, 1997

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

Units of Limited Partnership Interest - 6,479,516 units outstanding as of July 28, 1997.

FORM 10-Q
Page 2


                            INDEX


        TEECO PROPERTIES L.P. and SUBSIDIARY COMPANIES


PART I.   Financial Information


Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheets - June 30, 1997 and
          December 31, 1996.

          Consolidated statements of operations - Three and six months ended June 30, 1997 and 1996.

          Consolidated statements of partners' equity - Year ended December 31, 1996 and six months ended June 30, 1997.

          Consolidated statements of cash flows - Six months ended June 30, 1997 and 1996.

          Notes to consolidated financial statements - June 30, 1997.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


PART II.  Other Information

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K


Signatures

PART I - FINANCIAL INFORMATION
FORM 10 - Q
Page 3

TEECO PROPERTIES, L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

                                                  June 30,      December 31,
                                                    1997             1996
                                                 (Unaudited)        (Note)
                                                ------------     ------------
                                                       (In thousands)

ASSETS

Cash                                              $     163        $     342
Certificates of deposit -- interest bearing             106              104
Other receivables                                         1                1
Sundry other assets                                      56               63
                                                     ------           ------
            TOTAL ASSETS                           $    326        $     510
                                                     ======           ======
LIABILITIES AND PARTNERS' EQUITY

Accounts payable, accrued expenses and sundry
  liabilities -- representing total liabilities    $     54        $      87
                                                     ------           ------
Partners' equity -- See accompanying statement and Notes
  General partners -- 200 units                           -                -
  Limited partners -- 6,479,316 units                   272              423
                                                     ------           ------
       TOTAL PARTNERS' EQUITY                           272              423

Contingencies and other comments -- Note C           ------           ------

  TOTAL LIABILITIES AND PARTNERS' EQUITY           $    326        $     510
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

PART I - FINANCIAL INFORMATION
FORM 10 - Q
Page 4

TEECO PROPERTIES, L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                 Three Months Ended     Six Months Ended
                                      June 30,   	    June 30,
                                   1997      1996        1997      1996
                                ---------  ---------    -------  ---------
                                        (In thousands, Except Per
                                           Partnership Unit Data)

Interest income, principally from
  certificates of deposit       $      4   $      4     $    7	  $     10

General and administrative expenses   81         82        158         161
                                  ------     ------     ------      ------
  Net (loss)                    $    (77)  $    (78)    $ (151)  $    (151)
                                  ======     ======     ======      ======
  Net (loss) attributable to:
  General Partners              $     -0-  $     -0-    $   -0-  $      -0-
  Limited Partners                   (77)       (78)      (151)       (151)
                                  ------     ------     ------      ------
                                $    (77)  $    (78)    $ (151)  $    (151)
                                  ======     ======     ======      ======
Net (loss) per limited partnership unit
  (Based on 6,479,516 Units)    $ (.0119)  $ (.0120)   $(.0233)  $  (.0233)
                                  ======     ======     ======      ======



See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FORM 10 - Q
Page 5


TEECO PROPERTIES, L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (Unaudited)

Year Ended December 31, 1996 (1) and Six Months Ended June 30, 1997
(Unaudited)
                (In Thousands, Except Units Outstanding)



                                       General        Limited         Total
                                      Partners'      Partners'       Partners'
                                       Equity         Equity          Equity
                                      ---------      ---------       ---------

Balance at January 1, 1996            $      -       $    708        $    708

(Charges) arising from Net (loss)            -           (285)           (285)
                                      ---------      ---------       ---------
Balance at December 31, 1996                 -            423             423

(Charges) arising from Net (loss)            -           (151)           (151)
                                      ---------      ---------       ---------
Balance at June 30, 1997             $       -       $    272        $    272
                                      =========      =========       =========

Units outstanding at December 31, 1996
  and June 30, 1997                       200        6,479,316       6,479,516
                                      =========     ==========      ==========


(1) See Note appearing on Consolidated Balance Sheets (Page 3).

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FORM 10 - Q
Page 6

TEECO PROPERTIES, L.P.
(A Limited Partnership)
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                     Six Months Ended
                                                          June 30,
                                                   --------------------------
                                                      1997           1996
                                                   -----------    -----------
                                                         (In Thousands)

OPERATING ACTIVITIES:
  Net (loss)                                       $   (151)      $    (151)
       Adjustments to reconcile net (loss) to net
        cash (used in) operating activities:
       Changes in operating assets and liabilities:
         Decrease in other receivables and
          sundry other assets                             7              19
        (Decrease) in accounts payable, accrued expenses
           and sundry liabilities                       (33)            (60)
                                                     -------          -------
          NET CASH (USED IN) OPERATING ACTIVITIES      (177)           (192)

  Cash, including certificates of deposit
   at beginning of period                               446             738
          CASH, INCLUDING CERTIFICATES OF DEPOSIT    -------          -------
            AT END OF PERIOD                       $    269       $     546
                                                     =======          =======

See notes to consolidated financial statements.

FORM 10-Q
Page 7

               TEECO PROPERTIES L.P.
              (A Limited Partnership)
              AND SUBSIDIARY COMPANIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Unaudited)
                   June 30, 1997



NOTE A - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Teeco Properties L.P. and Subsidiary Companies' annual report on Form 10-K for the year ended
December 31, 1996.  (See Note C).


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


RESULTS OF OPERATIONS
---------------------
The cost of continuing the liquidation process remains stable with cash investments available to continue the process through the first quarter of 1998.

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

TLC has been named as one of many defendants in numerous law suits brought between November 1989 and June 1997 by persons who allege injuries from exposure to asbestos at various work sites, including some at which predecessors of TLC were involved in construction activities. Management of the Partnership believes, based in part upon the advice of counsel, including the experience of similar cases, that while the cost of resolving these cases could be material in relation to the assets of the Partnership, the resources of the Partnership, including insurance coverage, will be sufficient to cover the costs of resolving these cases and possible unasserted claims.

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

If the reserve fund of the Partnership and the remaining assets of the Partnership were inadequate to provide for the liabilities of TLC and the Partnership, the Unitholders of the Partnership could be obligated to pay these liabilities to the following extent: (i) depending on the resolution of certain unresolved legal questions, Unitholders could be liable for the return of distributions received

FORM 10-Q
Page 13

                      PART II

                 OTHER INFORMATION


Item 1.  Legal Proceedings and Contingent Liabilities


Provision for Liabilities (continued)
-------------------------------------
from the Partnership and (ii) if as a result of participation in the management of the Partnership, a Limited Partner is treated as a general partner of the Partnership, such Limited Partners would be generally liable for Partnership obligations, which could be satisfied out of such Unitholder's personal assets, except to the extent that the liability for such obligation is limited by agreement to the assets of the Partnership. The sale agreement with the Purchaser and other material agreements of the Partnership contain such a limitation.


Possible Liability for Return of Distributions
----------------------------------------------
Under the Delaware Limited partnership Act, a limited partner may not receive a return of any part of his contribution unless, among other things, the remaining assets of the partnership are sufficient to pay all the liabilities of the partnership, excluding certain liabilites to partners. Messrs. Fried, Frank, Harris, Shriver & Jacobson have advised the
Partnership that while there is no authority directly on point, it appears that these provisions also apply to distributions to holders of interests in a limited partnership who have not been admitted as limited partners. The Partners' contributions to the Partnership were made in the form of a transfer of assets by TLC to the Partnership in exchange for all the outstanding Units. The Partnership's Certificate of Limited Partnership (the "Certificate") states that the agreed value of the property contributed to the Partnership by TLC is equal to the excess of the amount at which such property was initially recorded on the books of the Partnership over the amount at which the liabilities of the Partnership were initially recorded on its books. Based on this provision in the Certificate, the Partners' contribution would equal approximately $2.21 per unit, which was the total Partners' Equity per Unit as reflected in the Consolidated Balance Sheet of the Partnership and Subsidiary Companies at October 1,
1978. The total Partners' Equity at June 30, 1997 is $.04 per Unit. Accordingly, counsel has advised the General Partners that if the Partners' contributions are determined on the basis provided in the Certificate, $2.17 of the distributions made to Unitholders on or before June 30, 1997 and a portion of the distributions subsequent to June 30, 1997 will be treated as return of the Partners'

FORM 10-Q
Page 14

                      PART II
                 OTHER INFORMATION

Item 1.  Legal Proceedings and Contingent Liabilities


Possible Liability for Return of Distributions
(continued)
----------------------------------------------
contribution to the Partnership. Such counsel have also advised the General Partners, however, that it is uncertain whether the assets of a partnership are valued at book value or fair market value for purpose of determining whether a distribution is a return of the Partners' contribution. If the amount of the Partners' contribution was determined on the basis of the fair market value of the Partnership's assets at the time such assets were transferred to the Partnership, it is likely that an additional portion of the distribution made following the closing of the sale of assets would be treated as a return of the Partners' contribution. The precise amount that would be treated as a return of the Partners' contribution would depend on fair market value of the Partnership's assets at the time of the transfer from TLC and the fair market value of the Partnership's remaining assets following the sale of assets and the distribution to Unitholders.

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





               TEECO PROPERTIES L.P.
               ---------------------
                   (Registrant)



Dated  August 6, 1997
       ------------
       By: /S/ JERRY I. SPEYER
       Jerry I. Speyer, General Partner



Dated  August 6, 1997
       ------------
       By: /S/ DAVID AUGARTEN
       David Augarten, Chief Financial Officer